Form 10-K
period 2008-12-31
WindTamer Corp
filed 2009-02-13
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to              Commission  File Number: 001-53510

WindTamer Corporation
(Exact Name of Registrant as Specified in its Charter)

New York	16-1610794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6053 Ely Avenue Livonia, New York	14487
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)
(585) 346-6442
(Former name, former address and former fiscal year, if changed since last report)
None

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☑

As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $524,000, based on the closing sale price of $0.05 per share as of the end of the last business day of the registrant's most recently completed second fiscal quarter. No public market for the registrant's stock existed as of June 30, 2008.  The aggregate market value reported herein is based upon the sale of 8,880,000 shares of common stock of the Company between the dates of December 31, 2007 and June 30, 2008, at a price of $0.05 per share, pursuant to a private placement conducted by registrant in reliance upon an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D thereunder.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February12 , 2009
Common Stock, $.0001 par value per share	81,010,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held in 2009 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

TABLE OF CONTENTS

Item 1.	Business

Company Overview

We are an independent developer of wind turbine technology. We have developed a new type of wind turbine called the "Wind Tamer®." Our patented technology is new to the wind turbine industry. We believe that our technology is a more efficient way to harness wind energy than currently used in the industry and will allow us to offer a product that will allow wind energy to better compete with other forms of energy in power generation. We plan to develop our product for use in power generation in the residential, commercial, governmental, industrial, recreational, portable, and low-head hydro renewable energy markets and transportation markets. We intend to market our technology worldwide through manufacturing, distribution and licensing arrangements.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc. In November 2008, we changed our name to WindTamer Corporation. Our founder, Gerald E. Brock, invented the "Wind Tamer®" wind turbine in 2002. In December 2003, Mr. Brock was issued a patent for the Wind Tamer turbine technology, which was assigned to us. A second patent application is currently pending in the U.S. which improves upon the original patented technology. We plan to seek international patent protection for our technology.

Since 2002, we have produced numerous working prototypes of the Wind Tamer turbine utilizing our patented technology and have collected a variety of independent test data related to the performance of the machine. To date, we have focused on research and development of our patented technology and production of Wind Tamer prototypes. We have not yet begun large scale manufacturing of the machine or marketing it to customers.  We are continually working to improve on our technology

We intend to begin working with strategic partners to manufacture and distribute the Wind Tamer for domestic sale and to license our technology for manufacture and distribution overseas. We have been in preliminary discussions with potential manufacturing partners and distributors to manufacture the Wind Tamer units, and to license our technology. We expect to begin manufacturing and selling or licensing our technology to manufacturing or sales partners in the first half of 2009. At this time, however, we have no definitive agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

Business Strategy

We intend to use our proprietary technology to become a leader in wind turbine technology and renewable energy markets. We intend to enter the global residential, commercial, governmental, industrial, recreational, portable and low-head hydro renewable energy markets to sell and license our products and achieve profitability and self-sustaining growth. We plan to do this by:

•	Developing manufacturing alliances and infrastructure to facilitate mass production of wind turbines to be marketed in U.S. and foreign markets;
•	Developing a sales force both organically and through strategic marketing alliances;
•	Enhancing the design, functionality, reliability, safety and cost effectiveness of our patented technology and prototype machines;
•	Establishing joint ventures, strategic alliances, working participations, licensing, and/or royalty agreements with venture partners to augment our manufacturing and marketing efforts worldwide; and
•	Seeking the endorsement of environmental groups to highlight the importance of our product as a viable alternative to fossil fuels as a means to generate power.

We plan to target power generator distributors and manufacturers to form alliances for the mass production and distribution of our products. We are currently in negotiations with numerous domestic and international companies with advertising, sales support, manufacturing, installation and servicing capabilities. The companies with whom we have spoken work with generators currently fueled by diesel, natural gas, propane and gasoline. We believe our technology will be able to fit within their current structures and work with current off-the-shelf generators. We may also look to these potential partners to provide existing infrastructure in the areas of marketing, customers, installation and service for us to leverage in developing and growing our business. Potential applications of Wind Tamer include stand-alone residential, roof mount residential, stand alone commercial, roof-mount commercial, stand alone industrial, roof-mount industrial, boat – dock and RV applications, low-head hydro, portable, transportation and back-up power sourcing. We plan on initially introducing Wind Tamer units from 1.8 to 10 kilowatts for commercial, industrial and residential use.

As we develop these strategic alliances, we also plan to organically develop our sales and marketing staff and efforts. We are currently working with a consultant to publicize our corporate developments and strategic alliances to develop and grow our visibility in the marketplace. We also plan to develop informational brochures that describe our product and technology to distribute to our targeted customers. After initially outsourcing manufacturing capabilities we may also work to develop in-house manufacturing, distribution and sales infrastructure while at the same time pursuing licensing arrangements and strategic business alliances with dealerships, manufacturers, distributors and service providers located in the U.S. and abroad to maximize market penetration .

We have done extensive testing on the performance and efficiency of the Wind Tamer through an alliance with an upstate New York engineering school. We believe the data from this testing show the superiority of our product to currently available technology. We intend to continue to enhance and improve the design and performance of our product and technology. We are currently pursuing a second patent that we believe improves upon our design and have filed a patent application.

We believe that environmental groups will embrace and endorse Wind Tamer, and we intend to aggressively pursue endorsements from such groups. The political climate for the introduction of Wind Tamer is beneficial as well. The energy we utilize, how that energy is produced, and the by-products of producing that energy are main topics in political forums around the World. The greater use of wind power generally, including the Wind Tamer, in lieu of generators that use fossil fuels to generate power will eliminate harmful emissions such as carbon dioxide and sulfur dioxide. The burning of coal in power plants results in the release of billions of tons of carbon dioxide into the atmosphere each year in the U.S. alone.

Industry Overview

The use of renewable energy technologies has grown rapidly during the past several years. Some 65 countries now have targets for their own renewable energy usage, and have enacted wide-ranging public policies to promote the use of renewable energy. Climate change concerns coupled with high energy prices are driving increasing growth in the renewable energy industries. Investment capital flowing into renewable energy reached a record US$77 billion in 2007. This has been due to, among other things, significant increases in commodity fuel prices, increased environmental awareness and political and social movement towards greater use of clean energy. These renewable energy resources include, wind, sunlight, geothermal heat, tides and biofuels. As a result, we believe there is a demand for new proven machines and processes that can deliver renewable energy at rates that are superior to those currently being offered by competing technologies.

As of April 2008, worldwide wind farm capacity was approximately 100,000 megawatts (MW), and wind power produced some 1.3% of global electricity consumption. The U.S. is an important growth area for wind power. The latest American Wind Energy Association figures show that installed U.S. wind power capacity has reached 11,600 MW which is enough to serve three million average households. Currently three quarters of global wind turbine sales are generated by only four turbine manufacturing companies: Vestas, Gamesa, Enercon and GE Energy. GE Energy has installed over 5,500 wind turbines to date.

According to a study published by the American Wind Energy Association, or AWEA, in June 2008, the U.S. market continues to grow an estimated 14% - 25% annually. The AWEA estimates that a least 49 U.S. companies manufacture, or plan to manufacture, small wind turbines. According to AWEA, grid-connected, residential-scale systems 1 – 10KW in capacity constitute the fastest growing market segment. Additional federal tax credits could help accelerate this growth.  The AWEA study concludes that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by select states, which include, among others, New York, California, Michigan, Illinois and Massachusetts. The wind power industry points to the success of the solar photovoltaic (PV) industry's federal investment tax credit which has resulted in 40% - 55% annual growth since the credit's 2005 enactment, in advocating for the same federal-level credit for the wind power industry.

According to the AWEA, during 2009, the Small Wind Certification Council or SWCC will begin to certify small wind systems to a performance, safety, reliability, and sound standard created by AWEA. Several states have indicated that they will require turbines to be SWCC-certified in order to be eligible for their incentive programs. Based upon our revolutionary technology, we believe that this certification process will benefit our marketing efforts as we believe our Wind Tamer units will perform very well in comparison to other turbines currently being manufactured. There can be no assurance however that our products will receive SWCC certification if and when it is implemented. If we do not receive SWCC certification for our products, purchasers of our turbines may not be eligible for incentive programs in states which require the certification for such programs.

Over 300 wind turbine models (in various stages of development) exist worldwide, of which 100 are engineered by U.S. companies. Manufacturing costs vary widely dependent upon many factors as discussed in the AWEA study. These factors include the availability of state incentives, average annual wind speeds, rising global prices for raw materials such as aluminum, copper and steel, operations and maintenance costs, and permitting costs.

According to AWEA, interest has increased in installing small wind turbines in urban environments, on rooftops, as opposed to an acre or more of unobstructed land. The American Planning Association, local and national media, and numerous green building organizations are taking an interest in this application type as a way to generate renewable, on-site electricity for city buildings. The Wind Tamer units are specifically designed for such applications, and are well-positioned to capitalize on this market segment. In 2007, fewer than 100 units were sold for urban or rooftop purposes, representing approximately 1% of the available U.S. market for such applications.

While we believe there will be wide application for our products, we plan to initially focus in the area of stand-alone generators for residential, commercial and governmental customers.

Turbines with a capacity to generate 10 KW of electricity typically are used to power single homes or farms in remote or off-grid locations. We believe however that our lower powered generators may be able to fill this need as well, based on our efficiency testing. The Small Wind Turbine Industry estimates that 60% of the U.S. has enough wind resources for small turbine use. According to the U.S. Department of Energy, a small wind-powered electric generator can reduce a homeowner's electric bills by 50% to 90%. The 2007 Global Small Wind Market Study finds that 6,807 small wind turbines were sold in the US in 2006. Based on this study we believe there are millions of homes, particularly those located in remote locations, that could benefit from the installation of small wind turbine powered generators.

We believe that the Wind Tamer can make wind energy compete with other more widely used energy sources. Coal is the most cost-effective fossil fuel used in the generation of electrical power. The cost of using and producing this electricity is measured in kilowatt hours. Based on data for 2007, the cost of using coal to produce electricity is approximately 4 - 5 cents per kilowatt hour; Nuclear power plant cost is approximately 5 - 7 cents per kilowatt hour; hydro-electric plants approximately 7 - 10 cents per kilowatt hour; and conventional wind turbine farms approximately 10 - 12 cents per kilowatt hour, after subtracting federal and state credits of 3 - 5 cents per kilowatt hour. Without the aforementioned credits, wind farms using current technology would be much less competitive in the market.

Based on our preliminary testing data, and cost estimates for manufacturing, installing and maintaining Wind Tamer units, we estimate a cost of 2 - 3 cents per kilowatt hour for generation of electrical power, after subtracting federal and state credits of 3 – 5 cents per kilowatt hour. Thus, we believe that the Wind Tamer turbine is the first renewable source of electrical energy production that can compete with the cost per kilowatt hour of coal.

Our Products and Technology

With our patented technology we have developed the Wind Tamer wind turbine. The appeal of the Wind Tamer is that it allows customers to take control of their electrical power source in a cost effective manner. Based on our preliminary testing data, our patented process allows for extrapolation of a higher efficiency of usable electricity from the wind's kinetic energy as compared to conventional wind turbine technology, diffuser augmented wind turbine technology, or helical horizontal or vertical wind turbine technology.

Wind Tamer

We believe that the appeal of Wind Tamer will rest with its simplicity. The unit stands 10 to 16 feet off the ground in stand-alone applications. It resembles a sleek jet engine in appearance, rather than the conventional wind turbine with long blades. As the result of this design, we believe it poses little or no threat to birds, pets or the environment. The units stand 10 to 16 feet off the ground and require only 10 square feet of land or roof-top surface area to mount. Conventional wind turbines require 120-foot towers weighing upwards of 1,500 pounds, with a generator weighing 1,200 pounds set atop the tower and copper wires to transmit power from the generator to the ground add another 200 pounds. We expect Wind Tamer turbines to weigh approximately 100 pounds. The Wind Tamer operates with minimal noise or vibration. The design of our units provides for UV-ray and weather protection. This will allow for reduced maintenance costs and increased longevity. Therefore, we believe that the Wind Tamer will lend itself to not only commercial and industrial use, but also residential use.

Diffuser Augmented Wind Turbine Technology (DAWT)

The Wind Tamer turbine is what is known as a Diffuser Augmented Wind Turbine, or DAWT. Our patented technology, known as "Fluid-Driven Vacuum Enhanced Generator," consists of a fluid-driven power generator having a turbine with several vanes, an exhaust chamber, a device for directing a first fluid towards the vanes of the turbine, a device for directing a second fluid through the generator housing assembly without contacting said turbine, a device for combining the first fluid and the second fluid in an exhaust chamber, and a device for creating a vacuum in the exhaust chamber. The technology utilizes two vacuums pulling the wind through Wind Tamer's rotor aiding the push of the wind. This technology allows for several times the extracted usable electrical energy from the wind's kinetic energy than is provided by conventional and helical wind turbines of much larger size.

We continue to work in conjunction with the engineering department of an upstate New York university in connection with the building and testing of new prototypes and the performance of additional research and development to further perfect our patented technology. We have conducted extensive testing with the University.

During this testing, we found that the Wind Tamer turbine outperformed several of the top selling conventional wind turbines, all of which were two to ten times larger in size than Wind Tamer. Wind Tamer produced several times the electrical output of similar sized conventional wind turbines without any of the problems associated with such conventional wind turbines. During testing, Wind Tamer, while operating under 1 – 2 – 3 and 4 ohm loads, took an off-the-shelf conventional wind turbine generator to its designed limit.

Another important discovery was made at the time of testing. The generator, while operating under the aforementioned loads was cool to the touch. There was no heat build up. The cooling effect was the result of the static pressure behind the rotor being eliminated through Wind Tamer's patented process. A cool operating generator is a more efficient operating generator. These preliminary tests showed that the combination of less heat loss and more electrical power enhances the longevity of the generator, providing a competitive advantage for Wind Tamer over existing wind turbine technology

We have applied for a subsequent patent in the U.S. designed to enhance Wind Tamer's performance. We also plan to expand our patent protection beyond the U.S. by filing patent applications in Europe and other foreign jurisdictions.

Competition

We will compete directly with companies that manufacture and sell conventional wind turbines and helical wind turbines, and also with those that manufacture and sell generators powered by diesel, natural gas, propane and gasoline. Sales of conventional wind turbines and helical wind turbines make up a very small fraction of the U.S. market for generators, and are sold predominately outside the U.S. Currently three-quarters of global wind turbine sales come from only four turbine manufacturing companies: Vestas, Gamesa, Enercon and GE Energy. Bergey WindPower Co., based in Norman, Oklahoma, is one of the world's leading suppliers of small wind turbines. Bergey WindPower Co. has installations in all 50 states and more than 100 countries, and an international network of about 500 dealers. There are several other suppliers of small wind turbines in the U.S., such as Bergey WindPower Co., that are focused on the residential and small business markets, with whom we will compete.

Competitive Advantages

The Wind Tamer turbine has several distinct advantages over both conventional wind turbines and other energy sources for power generators. Wind Tamer resembles a sleek jet engine in appearance. We believe that it is the first wind turbine machine that can be safely placed on residential, commercial or industrial rooftops due to its design, which eliminates vibration and noise. There are millions of roof tops on commercial and industrial buildings with the infrastructure already in place, where Wind Tamer can be placed to harness wind energy.

More Cost Effective than Conventional Wind Turbines . The Wind Tamer has the potential to be cost-effective. Conventional 10 kilowatt wind turbine devices capable of providing electrical power to a typical home can cost $60,000 to $100,000 installed. Under current production levels, this would mean an approximate 20-year payback for customers. We believe that Wind Tamer will cost approximately $50,000 - $60,000, installed, and we believe it will have a 5-year payback period. Unlike coal, oil and other traditional energy sources, the Wind Tamer turbine emits no pollutants and we believe has no negative effects on the environment. Annual maintenance for a conventional wind turbine is $500 - $1,000, while annual maintenance for the Wind Tamer should be minimal.

Made from Conventional Materials. A Wind Tamer turbine can be manufactured from conventional materials such as fiberglass, glass-reinforced plastic, carbon fiber, or aluminum. Thus, it is manufacturer friendly, with no exotic materials or exotic parts needed. This will facilitate its development and make it easier to locate and acquire raw materials for its construction and to mass produce. The size of the unit can be tailored and specifically manufactured to order for different applications. We have no arrangements with suppliers at this time, but we believe based on flexibility in use of materials and our discussions with potential suppliers, that we will be able to acquire the necessary material when we begin manufacturing our planned products.

Government Support. A significant advantage over conventional energy sources is the availability of government credits for purchasers of wind turbines. For example, the New York State Research and Development Agency now subsidizes 50% of the cost for residential users and 70% for commercial users. Additionally, the federal government provides a credit for 30% of expenditures to install wind energy equipment up to 100 kilowatt subject to a $ 4,000 cap.

Simple Implementation. Implementation of the unit for use is very simple. Wind Tamer's electrical leads from the generator hook directly into a conversion box that is approximately 4" thick by 16" high that plugs directly in to a standard wall receptacle.

Works at Various Weather Conditions. Conventional wind turbines automatically shut down when wind speeds exceed approximately 35 miles per hour. Conventional wind turbines shut down by means of furl or feathering, and are at the mercy of wind events that often leave them damaged or found on the ground after a high wind event. Wind Tamer has been tested at speeds in excess of 75 miles per hour without shutting down. During the testing process, Wind Tamer was left exposed to a wide variety of weather conditions (including snow) for a continuous period of one year with no maintenance issues. The rotor blades are protected from the weather and UV rays. UV rays and weather are often the demise of conventional wind turbines shortening the life of the generator and rotor blades. Conventional generators have vent holes in their casing for cooling purposes, and in many cases water gets inside the generator and freezes. When the wind picks up the generator's magnets and windings are destroyed by the ice that has formed within the generator.

Point of Consumption Application. Wind Tamer is a point of consumption machine, and can be placed in close proximity to where electricity is needed in stand-alone or roof-mount applications. Conventional wind turbines cannot be roof mounted due to vibration and noise inherent in their operation, and are often placed hundreds of feet, or more, from the point of consumption. Conventional wind turbines require an acre of land with guide-wired towers 120 feet high, and several hundred feet of transmission lines along roads and access avenues to the tower, while we are designing Wind Tamer to be placed on top of or adjacent to commercial buildings or residential homes.

Safety Maximized. We believe that the Wind Tamer poses virtually no safety risks as the rotor blades are housed. Unlike conventional wind turbines, we believe that there is no risk of rotor blade throw. Conventional wind turbines can throw rotor blades frequently, and certain large wind turbines have been documented to throw a rotor blade a quarter mile from the turbine. In addition, there is no danger of ice build-up with Wind Tamer as the rotor blades are housed. When conventional wind turbines are idle, ice build-ups regularly occur and ice is thrown when the turbines engage. This causes potential health hazards to persons or animals during cold weather operation. Conventional wind turbine rotor blades are exposed and operate in open air presenting a hazard to birds. Wind farms must be situated in areas where the wind blows fairly constantly. Such locations are often prime migratory routes for birds. Scientists estimate that as many as 44,000 birds have been killed over the past two decades by conventional wind turbines in the Altamont Pass east of San Francisco. An estimated 50 golden eagles are killed each year at this site.

Silent Operation. Wind Tamer operates virtually silent even under the heaviest of electrical loads. Conventional wind turbines and traditional fuel operated generators are very noisy. Conventional wind turbines are often required to be taken down by municipalities as a result of exceeding legally acceptable noise ordinances.

Minimal Maintenance. Wind Tamer requires minimal maintenance, usually just a sight check. If maintenance is required, the units are easily accessible since they are relatively low to the ground. Conventional wind turbines require on-going maintenance. In most cases, the towers have to be lowered during maintenance. Average annual maintenance costs of $500 to $1,000 are often required for conventional wind turbines in the 10 kilowatt range that powers a moderate sized home.

Customers

While we believe there will be wide application for our products, we plan to initially focus in the area of stand-alone generators to commercial, industrial, governmental and residential consumers. We presently have no customers. We plan to sell or license our products to wholesalers who operate in these markets. The companies with whom we have spoken work with generators currently fueled by diesel, natural gas, propane and gasoline. We believe our technology will be able to fit within their current structures and work with current off-the-shelf generators. They can also provide existing infrastructure in the areas of manufacturing, marketing, distribution, customers, installation and service for us to leverage in developing and growing our business. Potential applications of Wind Tamer include stand-alone residential, roof mount residential, stand-alone commercial, roof-mount commercial, stand-alone industrial, roof-mount industrial, boat – dock and RV applications, low-head hydro, portable, transportation and back-up power sourcing. We plan on initially introducing Wind Tamer units from 1.8 to 10 kilowatts for commercial, industrial and residential use.

Intellectual Property

Patents

The Wind Tamer turbine is what is known as a Diffuser-Augmented Wind Turbine , or DAWT. We have developed this with our patented technology, "Fluid-Driven Vacuum-Enhanced Generator" (Patent No. US 6,655,907). Mr. Brock was issued this patent in December 2003 and has assigned it to the Company. This patented technology consists of a fluid-driven power generator having a turbine with several vanes, an exhaust chamber, a device for directing a first fluid towards the vanes of the turbine, a device for directing a second fluid through the generator housing assembly without contacting said turbine, a device for combining the first fluid and the second fluid in an exhaust chamber, and a device for creating a vacuum in the exhaust chamber. The technology utilizes two vacuums pulling the wind through Wind Tamer’s rotor aiding the push of the wind. This technology allows for several times the extracted usable electrical energy from the wind's kinetic energy than is provided by conventional and helical wind turbines of much larger size.

We have also applied for another patent that improves upon our wind turbine technology.

Trademarks

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our Trademarks include the name Wind Tamer® and the slogans Wind Tamer®   Bringing Wind Power Down to Earth® and A Wind Turbine Even Your Neighbors Will Love®, which we have registered in the U.S.   We plan to use these Trademarks in marketing our products.

Government Regulation

Due to their size and noise, among other things, conventional wind turbines can require extensive government approvals for installation, including zoning and related type matters. They also require significant land for installation, up to a requirement of an acre of land. This adds significant cost for a customer or business to install.

Based on its size and relative quiet operation, we believe that installation of a Wind Tamer turbine has fewer such requirements. While zoning laws vary according to jurisdiction, we believe in many instances no zoning approval would be required for residential or commercial installation of a Wind Tamer turbine. It is possible that zoning approvals for end users could delay implementation for purchasers of our planned products.

Several states offer financial incentives to purchasers of small wind powered systems. When and if the SWCC's certification process is implemented, some of these states have indicated that receipt of financial incentives available to purchasers of wind powered systems will be dependent upon the purchased system receiving certification from the SWCC.

Research and Development

Our research and development activities have focused on developing, improving, and testing our DAWT technology and Wind Tamer turbine and related components. We plan to continue to dedicate our expenditures in the areas of base research for equipment design and enhance our technology. Research and development expenses for the fiscal years ended December 31, 2008 and 2007 and since inception, were $150,531, $0 and $190,813, respectively. During each of the last two years our founder Mr. Brock spent over 1,000 hours on research and development activities.

Employees

We currently have two full-time employees, our President, Chief Executive Officer and acting Chief Financial Officer, Gerald Brock, and Amy Brock, who oversees the day-to-day operations of the Company, and is our corporate secretary. We plan to hire approximately 50 additional employees over the next 12 months in the areas of sales, administration and product assembly. As we further develop and market Wind Tamer, we will need to hire additional employees.

Office and Facilities

Our executive offices are located at 6053 Ely Avenue, Livonia, New York 14487. Our telephone number at that address is 585-346-6442, and our facsimile number is 585-346-3062. We also sublease a warehouse containing 4,300 square feet of space in Geneseo, New York.  We plan to utilize this space to begin assembly of our Wind Tamer turbines.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed. The trading price of our common stock could, in turn, decline, and you could lose all or part of your investment.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have limited operating history upon which investors may base an evaluation of our potential future performance. We have had no significant revenues to date. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expense and difficulties frequently encountered by companies in early stage of development.

We must, among other things, determine appropriate risks, rewards and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition.

We will need additional financing to sustain our operations and may seek further capital to accelerate our growth which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.

A limiting factor on our growth, including our ability to enter our proposed markets, attract customers, and deliver our product in the targeted electrical power production markets, is our limited capitalization compared to other companies in the industry.

We are currently seeking up to $20.0 million of equity financing from private sources to begin commercialization of our products.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital through issuance of debt, this will result in increased interest expense. There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

We depend on our founder and will need to attract and retain key management and employees to grow our business and manage our growth.

Our future success is largely dependent upon our founder, Gerald Brock. The loss of Mr. Brock through injury, illness or death could result in the investment of significant time and resources for replacing him. At this time we have no key person life insurance for Mr. Brock. The loss of Mr. Brock's services would very likely have a serious impact and adverse effect on our business, financial condition and results of operations, and an investment in our stock.

There is also no assurance that as we grow, we can successfully manage our growth or that we can attract the new talent that will be necessary to run the Company at a high level. We presently have only 2 employees. In order to grow as contemplated in our business plan, we must recruit and retain additional qualified senior-management personnel. Our failure to manage our growth could adversely affect our planned business. Competition is intense for highly skilled personnel in our industry and, accordingly, no assurance can be given that we will be able to hire or retain sufficient competent personnel or successfully manage our growth.

We face competition from several sources, which may make it more difficult to introduce Wind Tamer into the electrical power generation market.

The power generation and renewable energy markets in which we plan to market segments in which we plan to compete are rapidly evolving and intensely competitive. We face formidable competition from traditional and well-capitalized fossil-fueled generator manufacturers and distributors as well as from established conventional wind turbine manufacturers and distributors. These competitors include market-specific retailers and specialty retailers. Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets. Competitors in both the traditionally powered generator markets and the conventional wind turbine powered generator markets also may be able to devote far greater resources to technology development and marketing than we can.

We have no customers and have not yet consummated any marketing, manufacturing, or other alliances necessary for the successful penetration of our target markets.

While we are actively pursuing the relationships necessary to begin manufacturing and marketing the Wind Tamer, we have yet to finalize any agreements with potential business partners, manufacturers or third-party wholesalers or retailers for the production and marketing of Wind Tamer. There can be no assurance that we will be successful in doing so. If we are not successful in securing these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operation or become profitable.

If we are unable to adopt or incorporate technological advances into our products, our proposed business could become uncompetitive or obsolete and we may not be able to effectively compete with the alternative products.

We expect that technological advances in the processes and procedures for harnessing wind energy will continue to occur. As a result, there are risks that alternative products to the Wind Tamer could be developed for generating electricity. These advances could also allow our competitors to produce wind turbines with better efficiency and at a lower cost than us. In addition, processes and methods for harnessing renewable energy are also continually under development. If we are unable to adopt or incorporate technological advances, our wind turbines could be less efficient than methods developed by our competitors, which could cause our business to be uncompetitive.

If we fail to protect our intellectual property, our planned business could be adversely affected.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our product from our competitors’ products and services. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

We hold a United States patent for the design of our Wind Tamer power generator wind turbine. We also have a pending patent application for similar technology and for which we plan to make foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If others’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents. If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

Our planned business will be heavily reliant upon patented and patentable technology for wind turbine power generators and related intellectual property. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

If our products and technology do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.

We are a development stage company and have generated no significant revenues to date. Although we have patented the technology used in the Wind Tamer, we have not sold any products or begun marketing it commercially. We cannot assure you that a sufficient number of customers will purchase our products. The failure of the Wind Tamer or other products we develop to be accepted in the commercial marketplace would have a material adverse effect on our business. As a result, the value of your investment could be significantly reduced or completely lost.

We will initially rely on independent manufacturers for our products which could delay our progress and later cause delay and damage customer relationships.

We plan to target power generator manufacturers and wholesalers to form alliances for the mass production and distribution of our products. We currently have no large scale manufacturing capabilities . If we are unable to reach satisfactory arrangements to begin building our products, our business could be adversely affected. Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers. As a result, any of these manufacturers could unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

In addition, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements for customers for those items. This, in turn, may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices. This could adversely affect our business and results of operations.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

There is currently no public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.

There is currently no public trading market for our common stock. We anticipate having a registered broker-dealer file a Form 211 with the Financial Industry Regulatory Authority that would permit our common stock to be quoted for trading on the OTCBB, but we cannot be sure that such an effort would be successful. If and when our stock does begin trading, we cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market or how liquid that trading market might become. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Our common stock is deemed to be a "Penny Stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that define a "penny stock," generally, to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of shareholders to sell their shares.

There is limited liquidity in our shares.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. These factors include:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals relating to Wind Tamer;

•	quarterly variations in our results or the results of our competitors;
•	developments in our industry and target markets;
•	general market conditions and other factors, including factors unrelated to our own operating performance.

Recently, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if trading volume of our common stock is low.

We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.

We have a large amount of authorized but unissued common stock which our Board of Directors may issue without shareholder approval. We are currently seeking up to $20.0 million of equity financing from private sources.   We may seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

Our Restated Certificate of Incorporation and the New York Business Corporation Law contain provisions that could discourage a takeover.

Our basic corporate documents and the New York Business Corporation Law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in control of the Company or a change in our management.

Our Restated Certificate of Incorporation provides for a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board, when implemented, will have the effect of making it more difficult for third parties to insert their representatives on our Board of Directors and gain control of the Company. A classified board could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

The Restated Certificate of Incorporation also provides that neither the Company's Bylaw nor Certificate of Incorporation provisions addressing, among other provisions, the classified Board of Directors or removal of directors, may be amended, altered, or repealed by shareholders unless approved by an affirmative vote of in excess of 66 2/3% of the shares of Common Stock that are issued and outstanding at the time of any such proposed amendment, alteration, or attempt to repeal. As such, it is unlikely that the above-described provisions contained in the Restated Certificate of Incorporation will be amended, altered, or repealed, and it is reasonably likely that our management would be able to effectively delay or prevent a change in the control of the Company.

Under our Restated Certificate of Incorporation, our Board of Directors also has the power, without shareholders' approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock which could be used defensively if a takeover is threatened.

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the Securities and Exchange Commission filings that are incorporated by reference into this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those sections.

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as we may be required to do under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report.

Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Access to SEC Filings

Interested readers can access the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the U.S. Securities and Exchange Commission’s website at www.sec.gov. These reports can be accessed free of charge.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters are located at 6053 Ely Avenue, Livonia, New York 14487, property owned by our President, Gerald Brock. We do not currently pay rent to Mr. Brock.  We also sublease a warehouse containing 4,300 square feet of space in Geneseo, New York.  We plan to utilize this space to begin assembly of our Wind Tamer turbines.  The sublease is for a three month term from December 1, 2008 through February 28, 2009 and month to month thereafter.  Monthly rent is $1,400.  We own or lease no other real estate.

We believe that we will need to lease or acquire additional properties during 2009 when we anticipate our operations to grow.

Item 3.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K we are not a party to any material pending legal proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

On November 21, 2008, shareholders holding a majority of our outstanding shares of common stock, approved by written consent our Restated Certificate of Incorporation and 2008 Equity Incentive Plan.

The Restated Certificate of Incorporation (i) changed the name of the Company from “Future Energy Solutions, Inc.” to “WindTamer Corporation,” (ii) increased the authorized shares of capital stock from 10,000,000 shares of common stock, to 500,000,000 shares of common stock, and authorized the issuance of 5,000,000 shares of preferred stock, par value $0.0001 per share, (iii) effected a 20-for-1 forward split of our issued and outstanding common stock, (iv) created a classified Board of Directors, dividing the directors into three classes and establishing the terms for which they will serve their respective directorships, (v) reduced the par value of our common stock from $0.001 par value per share to $0.0001 par value per share, and (vi) implemented supermajority shareholder voting requirements for proposed amendments to our Certificate of Incorporation relating to the classification or de-classification of directors, the removal of directors, and director liability.

The 2008 Equity Incentive Plan authorizes the Company to issue in the aggregate up to 8,000,000 shares of the common stock to employees, officers and directors of, and consultants and advisors to the Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

There is no public trading market for our common stock. We anticipate having a registered broker-dealer file a Form 211 with the Financial Institution Regulatory Authority that would permit our common stock to be quoted for trading on the OTCBB, but we cannot be sure that such an effort would be successful. At February 12, 2009, we had 182 holders of record. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

Outstanding Options and Warranty; Shares Eligible for Resale; Registration Rights

As of February 12, 2009, we have outstanding 35,200,000 options to purchase our common stock.  As of February 12, 2009, 2,823,766 shares of our common stock are freely tradable and not restricted pursuant to SEC Rule 144.  Additionally, we have agreed to register 32,000,000 shares of our common stock underlying options granted to consultants for resale with the SEC.  We also plan to file a Registration Statement on Form S-8 to cover the issuance of approximately 8,000,000 shares of our common stock reserved for issuance under our 2008 Equity Incentive Plan.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to use any future earnings primarily for the expansion of our business. Any future determination as to the payment of dividends will be subject to applicable limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.

Information about our equity compensation plans at December 31, 2008 is as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
	(In thousands, except per share amounts)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options (1)	2,200	$.05
Performance Based Stock Rights (2)	300
	2,500		4,400

Equity compensation plans not approved by stockholders (3)	32,000	$.05	0

Total	34,500	$.05	4,400

(1)	Consists of the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	The performance-based stock rights and stock awards do not have an exercise price and vest upon the achievement of performance targets.

(3)	Comprised of out-of-plan options granted to consultants of the Company in July 2008 and November 2008.

Recent Sales of Unregistered Securities

On November 6, 2008, we issued 100,000 shares of restricted common stock to John Schwartz, under a consulting agreement with the Company and under our 2008 Equity Incentive Plan upon the vesting of a portion of a stock award dated November 6, 2008.  On December 31, 2008 and January 27, 2009, we issued to Mr. Schwartz an additional 600,000 and 300,000 shares, respectively upon the vesting of additional shares under the November 6, 2008 stock award.  Each issuance of the shares is exempt under SEC Rule 701, as a contract relating to compensation. The shares issued are restricted from resale and were acquired for investment purposes only.

On December 22, 2008, the Company issued to each of Ronald J. Reding and Bruce C. Caruana, consultants to the Company, 200,000 shares of our common stock at a price of $0.05 per share pursuant to options exercised by them under our 2008 Equity Incentive Plan. The shares were issued in transactions not involving a pubic offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The purchasers are accredited investors under the Securities Act, were knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares issued are restricted from resale and were acquired for investment purposes only.

Between February 2 and February 12, 2009, the Company issued 70,000 shares of common stock to four purchasers in connection with a private placement of the Company’s common stock.  The shares were sold at a price of $1.00 per share for aggregate proceeds of $70,000.  The shares of our common stock issued in the private placement, were exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereunder.  The purchasers were accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Securities Act. The shares issued are restricted from resale and were acquired for investment purposes only.  The sales did not involve any form of general solicitation.

Issuer Repurchases of Equity Securities

We did not make any repurchases of our common stock during the fourth quarter of fiscal 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the historical financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in this Annual Report on Form 10-K.

Overview

We are a development-stage company that plans to provide wind powered generators for the production of electrical power. We plan to market the generators for use in residential and commercial electrical power production.

We were formed in 2001 . To date our operations have consisted of research and development activities. We have had no significant revenues to date. During this time we have focused on research and development of our patented technology and production of Wind Tamer prototypes. We have collected a variety of independent test data related to the performance of the machine. We have not yet begun large-scale manufacturing of the machine or marketing it to customers.

In the future, we intend to develop Wind Tamer units of several sizes and capabilities for the residential, commercial, industrial, recreational, portable and low-head hydro renewable energy markets and transportation markets.  We believe our wind turbine technology will reduce the costs and increase the efficiency of wind turbine electrical production and ultimately replace conventional wind turbine technology. We also believe that future Wind Tamer prototypes will be competitive with fossil-fueled generators, opening up new markets for the machine.

On November 25, 2008, we effected a 20-for-1 split of our outstanding shares of common stock resulting in there then being approximately 79,640,000 common shares outstanding. In addition, the Company's authorized shares were increased to 500,000,000 common shares, and 5,000,000 preferred shares. The shares of preferred stock are undesignated "blank check" shares. All share and per share amounts have been retroactively restated for the stock split.

Financial Operations

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We have utilized the proceeds raised from our private placement completed in July 2008 to sustain our operations and produce our Wind Tamer prototype units.  We will need additional financing to begin to commercialize the Wind Tamer turbine and technology and are presently seeking up to $20 million in equity financing from private sources to help accelerate the process.  Our future cash requirements will depend on many factors, including continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first products, expected in the first half of 2009, and possibly later if we are unable to establish satisfactory manufacturing and distribution relationships, or our products are not initially accepted by the market. Accordingly, we may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations. Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our planned products we may seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure. Success in our future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under Section 1A "Risk Factors."

Results of Operations

We are a development stage company and have generated no significant revenues since our inception in 2001 .

We had no revenues for the fiscal years ended December 31, 2008, or 2007. Our operating expenses have consisted primarily of officer compensation, consulting fees and research and development expenses. Operating expenses for the fiscal year ended December 31,  2008 were $1,139,806 and $ 26,467 for the comparable period in 2007 and $1,231,741 since inception. The increase in operating expenses was due to the increase in operating activities in 2008, utilizing the proceeds of our private placement completed in July 2008.  Our selling, general and administrative, or SG&A, expenses include costs associated with finance, accounting, administrative, legal, professional fees, marketing expenses, expenses related to research and development and other administrative costs. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we required for short durations of time to avoid unnecessary hiring of full-time staff. The Company incurred net losses of $1,139,806 and $26,467 for the fiscal years ended December 31, 2008 and 2007, respectively, and $1,231,549 cumulative since inception.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We intend to begin working with strategic partners to manufacture and distribute the "Wind Tamer" for domestic sale. We have been in preliminary discussions with potential manufacturing partners and distributors to manufacture the Wind Tamer units, and license our technology. We initially plan to begin to market units from 1.8 to 10 kilowatts for residential, commercial and industrial use. We expect to begin manufacturing and selling or licensing our technology to manufacturing or sales partners in the first half of 2009. We also plan to continue our discussions to license our technology for manufacture and distribution overseas. At this time, however, we have no definitive agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

We have utilized the proceeds we raised from our private placement completed in July 2008 and raise additional capital to implement our business plan and build prototypes of our WindTamer units.  We plan to utilize the proceeds from our planned equity financing to begin manufacture and commercialization of our products and technology. We will also have to expand our management team and sales and marketing team to accommodate our growth and expansion. We anticipate having products ready for market in 2009 but cannot be sure that this will be the case. We plan to hire approximately 50 persons over the next 12 months in the areas of sales, administration and product assembly. During this period we plan to outsource manufacturing function to local manufacturers to begin sales which we believe will demonstrate commercial application of our planned products. There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital of $171,038. Our principal source of liquidity has been from our founder, and proceeds of $977,000 from a private placement of our common stock completed in July 2008.

We have begun implementing our plan of operation with the design and development of prototypes for our planned products.  We have also begun establishing relationships with third party manufacturers to be ready for the planned launch of commercialization of our products.  We plan to launch the commercialization of our planned products in the first half of 2009.  We believe that we will need additional capital to launch the commercialization of our planned products and meet anticipated demand over the next twelve months.  As part of this plan we are presently seeking up to $20 million in equity financing from private sources through the sale of our common stock at a price of $1.00 per share.  We believe that we will need approximately $3.0 to $4.0 million of additional capital to begin commercialization of our products and technology to a sustainable level over the next twelve months.  We believe that we will need up to an additional $ 6.0 to $7.0 million to build internal manufacturing capacity.  If we are successful in raising additional capital above these amounts in our planned financing, we plan to utilize such additional proceeds to build manufacturing operations in a second location and expand our planned offering of products to include 15 and 20 kwh units.  Depending on our performance in the initial commercialization of our products we may not seek additional amounts for internal manufacturing and may choose to not continue seeking equity financing on those terms.  There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.  This disclosure relating to our plans to seek additional equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135 under the Securities Act

There can be no assurance that any revenues from these planned operations will be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period.  In such event, we may need to raise additional capital through the debt or equity financing. Additionally, even if we are able to achieve cash flow operations following the initial launch of our planned products we may seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2008 and 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations.

The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. Furthermore, our ability to raise additional capital may be made more difficult by the global financial crisis.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, and contingencies and litigation, on an ongoing basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances. These assumptions form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related estimates and assumptions discussed below are among those most important to an understanding of our financial statements.

Stock Based Compensation

We account for expense associated with equity grants under our Equity Incentive Plan, and out-of-plan options to consultants in  accordance with Financial Accounting Standards Board ("FASB") SFAS No. 123R Share-Based Payment.  Consequently, for the year ended December 31, 2008, our results of operations reflect compensation expense for new stock options and stock awards granted and vested under our stock incentive plan and out-of-plan options to consultants during the fiscal year 2008.

Item 8.	Financial Statements and Supplementary Data

The financial statements required hereby begin on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices of financial statement disclosure required to be reported under this item.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On December 30, 2008, the Company entered into an amended Stock Award Agreement with consultant John Schwartz.  The amendment adjusts the performance criteria for Mr. Schwartz, from providing assistance with obtaining a line of credit, to providing assistance with making presentations to potential customers and attending meetings.

PART III

Item 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Reports of Independent Registered Public Accounting Firm — Rotenberg & Co., LLP

2.	Balance Sheets

3.	Statements of Operations

4.	Statements of Stockholders’ Equity

5.	Statements of Cash Flows

6.	Notes to Financial Statements

(3)	Exhibits.

Exhibit Number		Title of Document
3.1
Restated Certificate of Incorporation of WindTamer Corporation, dated November 25, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

3.2
Amended and Restated By-Laws of WindTamer Corporation, dated October 28, 2008 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.1
Form of July 10, 2008 Stock Option Agreement with Consultants, as amended November 19, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.2	*
WindTamer Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.3
Consulting Agreement between WindTamer Corporation and John Schwartz dated October 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.4		Stock Award Agreement between WindTamer Corporation and John Schwartz, dated November 6, 2008, as amended December 30, 2008.

10.5	*
Form of Stock Option Agreement with Non-Employee Directors under 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.6
Form of November 19, 2008 Stock Option Agreement with Consultants (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

21	Subsidiaries of Registrant.

23.1	Consent of Rotenberg & Co., LLP.

24	Power of Attorney.

31.1	Certification of Gerald E. Brock pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION

By:	/ S / GERALD E. BROCK
Gerald E. Brock Chief Executive Officer

Date: February 13, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/ S / GERALD E. BROCK	Chief Executive Officer and Chairman	February 13, 2009
Gerald E. Brock	(principal executive officer and principal financial and accounting officer)

/ S / EUGENE R. HENN *	Director	February 13, 2009
Eugene R. Henn

/ S / GEORGE NASELARIS *	Director	February 13, 2009
George Naselaris

/ S / ANTHONY C. ROMANO, JR. *	Director	February 13, 2009
Anthony C. Romano, Jr.

*By:	/ S / GERALD E. BROCK
(Gerald E. Brock, Attorney in Fact)

WINDTAMER CORPORATION

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WindTamer Corporation (formerly Future Energy Solutions, Inc.)

We have audited the accompanying balance sheets of WindTamer Corporation (formerly Future Energy Solutions, Inc.) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from date of inception (March 30, 2001) through December 31, 2008. WindTamer Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindTamer Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from date of inception (March 30, 2001) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rochester, New York
  February 13, 2009

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2008 and December 31, 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$204,771	$30,410
Prepaid expenses	6,789	0
Security deposits	1,950	0
Total current assets	213,510	30,410

Fixed assets
Intangible assets
Patent	17,868	11,952
Trademark	4,525	0
Less accumulated amortization	(1,406)	(703)
Total intangible assets	20,987	11,249

Property and equipment
Equipment	10,268	248
Furniture and fixtures	6,200	0
Less accumulated depreciation	(1,779)	(9)
Total property and equipment	14,689	239
Total fixed assets	35,676	11,488

Total assets	$249,186	$41,898

LIABILITIES
Current liabilities
Accounts payable	$33,296	$3,872
Payroll liabilities	9,176	0
Total current liabilities	42,472	3,872

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 80,640,000 and 61,400,000 shares issued and outstanding respectively	8,064	6,140
Additional paid-in capital	1,430,199	123,629
Deficit accumulated during development stage	(1,231,549)	(91,743)
Total stockholders' equity	206,714	38,026

Total liabilities and stockholders' equity	$249,186	$41,898

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2008 and December 31, 2007
and For the Period Since Inception

			Period from Date
			of Inception
	Year Ended	Year Ended	(March 30, 2001)
	December 31,	December 31,	through
	2008	2007	December 31, 2008
Expenses
Advertising and promotion	$34,584	$0	$34,584
Amortization	703	703	1,406
Automobile expense	11,521	357	11,878
Bank charges	38	0	38
Depreciation	1,770	9	1,779
Director fees	1,892	0	1,892
Donations	620	0	620
Dues and subscriptions	300	0	300
Employee benefits	9,157	0	9,157
Insurance	6,076	0	6,076
Interest and penalties	975	0	975
Labor	3,200	0	3,780
Meals and entertainment	2,730	0	2,730
Office supplies	5,742	1,107	6,859
Officer compensation	270,779	19,800	290,579
Payroll	16,624	0	16,624
Payroll taxes	18,724	0	18,724
Postage and delivery	1,837	0	1,837
Professional fees:
Accounting	32,651	500	33,151
Auditing	15,000	0	15,000
Consulting	447,885	0	447,885
Legal fees	69,578	3,727	97,183
Other	3,554	0	3,554
Rent - equipment	21,921	0	21,921
Rent - occupancy	1,400	0	1,400
Research and development	150,531	0	190,813
State franchise tax	25	113	856
Supplies	1,637	0	1,637
Telephone	2,354	151	2,505
Travel	5,750	0	5,750
Utilities	248	0	248
Total expenses	1,139,806	26,467	1,231,741

Loss from operations	(1,139,806)	(26,467)	(1,231,741)
Non-operating revenue
Interest	0	0	192
Net loss before income taxes	(1,139,806)	(26,467)	(1,231,549)
Income taxes	0	0	0
Net loss	$(1,139,806)	$(26,467)	$(1,231,549)
Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	73,206,667	60,116,667	61,728,171

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2008 and December 31, 2007
and For the Period Since Inception through December 31, 2008

			Period from Date
			of Inception
	Year Ended	Year Ended	(March 30, 2001)
	December 31,	December 31,	through
	2008	2007	December 31, 2008

Operating activities
Net loss	$(1,139,806)	$(26,467)	$(1,231,549)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	703	703	1,406
Depreciation expense	1,770	9	1,779
Services received in exchange for common stock	0	0	3,000
Stock-based consulting costs and director fees	407,752	0	407,752
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,789)	0	(6,789)
Increase in security deposits	(1,950)	0	(1,950)
Increase in accounts payable	29,424	3,154	33,296
Increase in payroll liabilities	9,176	0	9,176
Net cash used in operating activities	(699,720)	(22,601)	(783,879)

Investing Activities
Acquisition of fixed assets	(16,220)	(248)	(16,468)
Increase in intangible assets	(10,441)	0	(22,393)
Net cash used in investing activities	(26,661)	(248)	(38,861)

Financing activities
Proceeds from issuance of common stock	907,000	70,000	1,027,000
Proceeds from exercise of stock options	20,000	0	20,000
Expenses paid by shareholder	0	0	23,510
Cash paid for services related to offering	(26,258)	(16,741)	(42,999)
Net cash provided by financing activities	900,742	53,259	1,027,511

Increase in cash	174,361	30,410	204,771

Cash - beginning	30,410	0	0

Cash - ending	$204,771	$30,410	$204,771

Supplemental Information:

Income Taxes Paid	$0	$0	$0
Interest Paid	$975	$0	$975

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
Since Inception through December 31, 2008

	Treasury Stock		Common Stock		Additional	Deficit Accumulated During the	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity

Issuance of common stock in exchange for services			60,000,000	6,000	(3,000)		3,000
Net loss for the period from March 30, 2001 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100)

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs paid by Company					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs paid by Company					(26,258)		(26,258)
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Notes To The Financial Statements
Years Ended December 31, 2008 and December 31, 2007

Note 1 – Summary of Significant Accounting Policies

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Method of Accounting

WindTamer Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  WindTamer Corporation maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured limits.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

No income taxes have been incurred from inception through 2008.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Net operating losses of $1,231,549 incurred from inception through 2008 expire as tax deductions in 2021-2028.

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Notes To The Financial Statements
Years Ended December 31, 2008 and December 31, 2007

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Recent Pronouncements

WindTamer Corporation does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of operations, financial position, or cash flow.

Development Stage

WindTamer Corporation has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to planning, raising capital, research and development, and developing markets for its products.  Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by FASB.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted losses per share were the same, as there were no common stock options or warrants as of December 31, 2007 and the exercise price for common stock options as of December 31, 2008 was equal to fair market value.

Note 2 - Going Concern

The financial statements have been prepared assuming that WindTamer Corporation will continue as a going concern.  The Company is in a development stage and has had no revenue.  The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and may require additional financing.  The Company plans to launch the commercialization of its planned products utilizing its current working capital, and by outsourcing manufacturing and marketing through regional distributors in 2009.  It is also seeking additional equity financing from private sources to provide working capital.  There can be no assurance that any revenues from these planned operations or proceeds from its planned equity financing will be sufficient.  In the event it is not sufficient, the Company would need to seek other sources of capital.  There can be no assurance that the Company will be successful in raising additional capital when it is required.

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Notes To The Financial Statements
Years Ended December 31, 2008 and December 31, 2007

Note 3 – Organization

WindTamer Corporation was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc.  During 2008, the officers of the Company consisted of Gerald Brock and Lucinda Brock, a married couple, and Jesse Brock, their son.  As of October 30, 2008, Lucinda Brock and Jesse Brock are no longer officers of the Company.  In October 2008, Mr. Brock’s daughter, Amy Brock, was appointed Corporate Secretary.

The Company increased the size of its Board of Directors to three on October 25, 2008.  Eugene Richard Henn and Anthony C. Romano, Jr. were appointed to the newly created directorships.  On November 24, 2008, the Company increased the size of its Board of Directors to four and appointed George Naselaris to the newly created directorship.

Note 4 – Intangible Assets

WindTamer Corporation obtained a United States patent for its fluid-driven vacuum-enhanced electrical generator on December 2, 2003.  The costs associated with obtaining the patent were incurred in 2002 and 2003.  These costs, totaling $11,952, were capitalized and are being amortized on a straight-line basis over the estimated useful life of 17 years beginning on January 1, 2007.

The Company applied for a United States patent for its inlet wind suppressor assembly on January 16, 2008.  The costs associated with this patent through December 31, 2008 total $5,916.  These costs were capitalized and will be amortized on a straight-line basis over the estimated useful life of 17 years beginning when the patent is obtained.

The Company applied for several trademarks during 2008.  Costs associated with these trademarks through December 31, 2008 were $4,525.  These costs were capitalized and will be amortized on a straight-line basis over the estimated useful life of 15 years beginning when the trademarks are finalized.

Amortization expense for each of the next five years is estimated to be $1,400 or less, assuming no major additional costs occur that require amortization of intangible assets.

Note 5 – Research and Development Costs

All costs related to research and development are expensed when incurred.  Research and development costs consist of expenses to develop prototypes.  Specifically, these costs consist of engineering fees, labor and manufacturing, materials, and generators.  Research and development costs since the inception of the Company total $190,813, including $150,531 for 2008 and $0 for 2007.

Note 6 – Capitalization

WindTamer Corporation has the authority to issue 500 million shares of Common Stock at par value of $.0001 per share.  The holders of shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Notes To The Financial Statements
Years Ended December 31, 2008 and December 31, 2007

The costs associated with the stock offering, totaling $26,258 for 2008 and $16,741 for 2007, were treated as a reduction to Additional Paid-In Capital.  Additional costs will likely be incurred pertaining to the stock offering.

Note 7 - Stock Split and Change in Par Value

The Company announced on December 10, 2007 that a 428.57-to-1 stock split was in effect.  On that date, the Company reduced the par value of common stock from $.01 to $.001 per share.  All references to the number of common shares, as well as per-share data in the accompanying financial statements, have been adjusted to reflect the stock split and change in par value retroactively.  As a result of the stock split and change in par value, common stock increased and additional paid-in capital decreased by $2,930.

On November 25, 2008, the Company effected a 20-for-1 split of its outstanding shares of common stock, resulting in there then being approximately 79,640,000 common shares outstanding, and reduced the par value of its stock from $.001 to $.0001 per share.  In addition, the Company’s authorized shares were increased to 500 million common shares and 5 million preferred shares.  The shares of preferred stock are undesignated “blank check” shares.  References to share amounts in these financial statements and notes have been adjusted to reflect the November 25, 2008 stock split.

Note 8 – Stock Option Grants

The Company’s stock option grants are recognized as expense based on their fair value measured as of the date of the grant.  It is not practicable to estimate the expected volatility of the Company’s share price since it is a development stage company without a public-trading market for its shares as of the date hereof.  The fair value was calculated using the historical volatility of a similar public entity in the alternative electricity industry and a risk-free interest rate.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options.  The expected volatility is 35.21% and the risk-free interest rate ranged from 1.1% to 2.21%, depending on the date of the grant and expected life of the options.

The Company has granted stock options to consultants, advisors and directors in the following grants:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	as of 12/31/08	Date	Date

07/10/08	10,000,000	$.05	10,000,000	07/10/11	07/10/08
10/28/08	400,000	.05	400,000	10/28/18	10/28/09
11/18/08	11,200,000	.05	11,200,000	11/18/11	11/18/08
11/18/08	12,000,000	.05	12,000,000	11/18/09	11/18/08
11/24/08	200,000	.05	200,000	11/24/18	11/24/09
11/25/08	400,000	.05	400,000	11/25/11	11/25/08
12/16/08	400,000	.05	0	12/16/11	12/16/08
Total			34,200,000

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Notes To The Financial Statements
Years Ended December 31, 2008 and December 31, 2007

For stock option grants vesting on the date of the grant, the expense is recognized as of that date.  For stock option grants that vest one year from the date of the grant, the expense is recognized over the period from the grant date to the date fully vested.  Expense related to the stock option grants was recorded as an increase in additional paid-in capital.  Total expense since inception was $372,752, all in 2008.  The weighted average fair value per share for stock options granted in 2008 is approximately $.01.

Note 9 – Consulting Agreement

In October 2008, the Company entered into an agreement with an individual to provide management consulting services through September 30, 2009.  As compensation, the Company will pay $1,000 for each full week during the term.  The Company also entered into a Stock Award Agreement with this individual on the same date.  He will receive one million shares of common stock vesting according to a schedule.  The Company issued 100,000 shares of common stock to him upon signing the consulting agreement and 600,000 shares on December 31, 2008 upon the satisfaction of other performance criteria.

Note 10 – Sublease Agreement

On December 1, 2008, the Company entered into a sublease agreement with Athletica, Inc. to lease a manufacturing facility.  The term of the lease is from December 1, 2008 through February 28, 2009, after which the lease is expected to continue on a month-to-month basis.  Monthly rent of $1,400 is due on the first day of each month beginning December 1, 2008.  A security deposit of $1,400 was also paid in 2008.

Note 11 – Subsequent Events

The Company commenced a $20 million private placement of common stock at $1 per share in January 2009.  Since December 31, 2008 and through February 13, 2009, the Company raised an additional $70,000 through the issuance of 70,000 shares of common stock of the Company.

On February 10, 2009, the Company granted stock options to purchase one million shares of its common stock to a consultant.  The stock options have a contractual life of ten years from the date of the grant.  The consultant will become vested in 50% of the options on June 30, 2009 and the remaining 50% on September 30, 2009.

In accordance with a Stock Award Agreement the Company entered into with a consultant in November 2008, the Company issued the final 300,000 shares of common stock to him upon meeting performance criteria on January 27, 2009.

In February 2009, the Company entered into a consulting agreement with an individual.  As compensation for the performance of services, the Company will pay $5,000 per month for each full month during the term of this agreement.

THE END

 3)     Exhibits.

Exhibit Number		Title of Document
3.1
Restated Certificate of Incorporation of WindTamer Corporation, dated November 25, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

3.2
Amended and Restated By-Laws of WindTamer Corporation, dated October 28, 2008 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.1
Form of July 10, 2008 Stock Option Agreement with Consultants, as amended November 19, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.2	*
WindTamer Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.3
Consulting Agreement between WindTamer Corporation and John Schwartz dated October 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.4		Stock Award Agreement between WindTamer Corporation and John Schwartz, dated November 6, 2008, as amended December 30, 2008.

10.5	*
Form of Stock Option Agreement with Non-Employee Directors under 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.6
Form of November 19, 2008 Stock Option Agreement with Consultants (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

21	Subsidiaries of Registrant.

24	Power of Attorney.

31.1	Certification of Gerald E. Brock pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.