Form 10-K/A
period 2008-12-31
WindTamer Corp
filed 2009-03-30
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

 EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 originally filed on February 13, 2009 (the “Original Filing”), of WindTamer Corporation, a New York corporation (the “Company”). The purpose of this amendment is to supplement the Original Filing in response to comments received from the Securities and Exchange Commission for the Form S-1 filed by the Company on February 13, 2009.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, and 32.1 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized letters not defined in the Amended Filing are as defined by the Original Filing.

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

Since 2002, we have produced numerous working prototypes of the Wind Tamer turbine utilizing our patented technology and have collected a variety of independent test data related to the performance of the machine. To date, we have focused on research and development of our patented technology and production of Wind Tamer prototypes. We have not yet begun large scale manufacturing of the machine or marketing it to customers.  We are continually working to improve on our technology

We intend to begin working with strategic partners to manufacture and distribute the Wind Tamer for domestic sale and to license our technology for manufacture and distribution overseas. We have been in preliminary discussions with potential manufacturing partners and distributors to manufacture the Wind Tamer units, and to license our technology. We expect to begin manufacturing and selling or licensing our technology to manufacturing or sales partners in the first half of 2009. Once we have started sales, we plan to pursue licensing opportunities later in 2009. At this time, however, we have no definitive distribution or licensing agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

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

We plan to target power generator distributors and manufacturers to form alliances for the mass production and distribution of our products. We are currently in negotiations with numerous domestic and international companies with advertising, sales support, manufacturing, installation and servicing capabilities. The companies with whom we have spoken work with generators currently fueled by diesel, natural gas, propane and gasoline. We believe our technology will be able to fit within their current structures and work with current off-the-shelf generators. We may also look to these potential partners to provide existing infrastructure in the areas of marketing, customers, installation and service for us to leverage in developing and growing our business. Potential applications of Wind Tamer include stand-alone residential, roof mount residential, stand alone commercial, roof-mount commercial, stand alone industrial, roof-mount industrial, boat –dock and RV applications, low-head hydro, portable, transportation and back-up power sourcing. We plan on initially introducing Wind Tamer units from 1.8 to 10 kilowatts for commercial, industrial and residential use.

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

We have done extensive testing on the performance and efficiency of the Wind Tamer. We believe the data from this testing show the superiority of our product to currently available wind turbine technology. For instance, our testing shows that a 1.5 KW WindTamer unit start up wind speed is 1.5 mph, as compared to the conventional (three-blade) 1.5 KW wind turbine which has a start up wind speed of 8 to 10 mph. Additionally, conventional wind turbines start shutting down, or furling out of the wind, at approximately 35 mph. However, our testing showed that our 1.5 KW wind turbine continued to make power at speeds in excess of 75 mph. We intend to continue to enhance and improve the design and performance of our product and technology. We are currently pursuing a second patent that we believe improves upon our design and have filed a patent application.

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

According to the Small Wind Turbine Global Market Study published by the American Wind Energy Association, or AWEA, in June 2008, the U.S. market continues to grow an estimated 14% - 25% annually. The AWEA estimates that a least 49 U.S. companies manufacture, or plan to manufacture, small wind turbines. According to AWEA, grid-connected, residential-scale systems 1 – 10KW in capacity constitute the fastest growing market segment. Additional federal tax credits could help accelerate this growth.  The AWEA study concludes that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by select states, which include, among others, New York, California, Michigan, Illinois and Massachusetts. The wind power industry points to the success of the solar photovoltaic (PV) industry's federal investment tax credit which has resulted in 40% - 55% annual growth since the credit's 2005 enactment, in advocating for the same federal-level credit for the wind power industry.

According to the AWEA, during 2009, the Small Wind Certification Council or SWCC will begin to certify small wind systems to a performance, safety, reliability, and sound standard created by AWEA. Several states have indicated that they will require turbines to be SWCC-certified in order to be eligible for their incentive programs. We believe that this certification process will benefit our marketing efforts as we believe, based on our testing, that our Wind Tamer units will perform very well in comparison to other turbines currently being manufactured. There can be no assurance however that our products will receive SWCC certification if and when it is implemented. If we do not receive SWCC certification for our products, purchasers of our turbines may not be eligible for incentive programs in states which require the certification for such programs.

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

Turbines with a capacity to generate 10 KW of electricity typically are used to power single homes or farms in remote or off-grid locations. In our efficiency testing we have found that Wind Tamer has the ability to generate power at both lower and higher wind speeds than conventional three-bladed or helix –shape blade wind turbines. Based on this testing, we believe that our smaller capacity generators may be able to fill the need provided by 10 KW wind turbines today. The Small Wind Turbine Industry estimates that 60% of the U.S. has enough wind resources for small turbine use.  According to the U.S. Department of Energy, a small wind-powered electric generator can reduce a homeowner’s electric bills by 50% to 90%. The 2007 Global Small Wind Market Study finds that 6,807 small wind turbines were sold in the US in 2006. Based on this study we believe there are millions of homes, particularly those located in remote locations that could benefit from the installation of small wind turbine powered generators.

The cost of wind turbines can be offset by available federal and state tax credits and cash rebates.  For instance, there is a federal Investment Tax Credit of 30% for qualifying installations of wind energy systems currently scheduled to expire in 2016.  Additionally, New York State has a cash rebate available for the installation of eligible wind turbines that ranges from $2,400 to $150,000 depending on the size and location of the wind turbine system.  This particular incentive is scheduled to expire December 31, 2009.

Our Products and Technology

With our patented technology we have developed the Wind Tamer wind turbine. The appeal of the Wind Tamer is that it allows customers to take control of their electrical power source in a cost effective manner. Based on our preliminary testing data, our patented process allows for extrapolation of a higher efficiency of usable electricity from the wind’s kinetic energy as compared to conventional wind turbine technology, such as other diffuser augmented wind turbine technology (see description below in the section titled “Diffuser Augmented Wind Turbine Technology” (“DAWT”)), or helical horizontal (a twisted blade rotation in the shape of a helix) or vertical wind turbine technology (a three bladed set up that stands vertical and rotates perpendicular to the wind).

Wind Tamer

We believe that the appeal of Wind Tamer will rest with its simplicity. The unit stands 10 to 16 feet off the ground in stand-alone applications. It resembles a sleek jet engine in appearance, rather than the conventional wind turbine with long blades. As the result of this design, we believe it poses little or no threat to birds, pets or the environment. The units stand 10 to 16 feet off the ground and require only 10 square feet of land or roof-top surface area to mount. Conventional wind turbines require 120-foot towers weighing upwards of 1,500 pounds, with a generator weighing 1,200 pounds set atop the tower and copper wires to transmit power from the generator to the ground add another 200 pounds. We expect Wind Tamer turbines to weigh approximately 100 pounds. The Wind Tamer operates with minimal noise or vibration. The design of our units provides for UV-ray and weather protection based on testing in different seasonal condition. These features allow for reduced maintenance costs and increased longevity compared to conventional wind turbines, which are bare blades exposed to the elements and have more moving parts. Therefore, we believe that the Wind Tamer will lend itself to not only commercial and industrial use, but also residential use.

We believe we will need to continue research and development to improve upon our technology, as is common with many other technologies.  We do not believe there are material developmental hurdles to commercialization.  However, we are still finalizing our manufacturing and assembly base and will need to further develop our sales and distribution resources and networks to begin commercialization which we are presently pursuing.

Diffuser Augmented Wind Turbine Technology (DAWT)

The Wind Tamer turbine is what is known as a Diffuser Augmented Wind Turbine, or DAWT. Our patented technology, known as "Fluid-Driven Vacuum Enhanced Generator," improves upon the existing DAWT technology.  This technology consists of a fluid-driven power generator having a turbine with several vanes, an exhaust chamber, a device for directing a first fluid towards the vanes of the turbine, a device for directing a second fluid through the generator housing assembly without contacting said turbine, a device for combining the first fluid and the second fluid in an exhaust chamber, and a device for creating a vacuum in the exhaust chamber. The technology utilizes two vacuums pulling the wind through Wind Tamer's rotor aiding the push of the wind which existing DAWT technology does not provide. This technology allows for several times the extracted usable electrical energy from the wind’s kinetic energy than is provided by conventional and helical wind turbines of much larger size.

We continue to build and test new prototypes and perform additional research and development to further perfect our patented technology.  During this testing, the Company found that the Wind Tamer turbine outperformed several of the top selling conventional wind turbines, all of which were two to ten times larger in size than Wind Tamer. Wind Tamer produced several times the electrical output of similar sized conventional wind turbines without any of the problems associated with such conventional wind turbines. During testing, Wind Tamer, while operating under 1, 2, 3, and 4 ohm loads, took an off-the-shelf conventional wind turbine generator to its designed limit.

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

Government Support. A significant advantage over conventional energy sources is the availability of government credits for purchasers of wind turbines. For example, the federal government provides a tax credit for 30% of expenditures to install wind energy equipment up to 100 kilowatts and a production tax credit which provides a $.021 per kWh benefit for the first 10 years of facilities operation. States also offer incentives.    For example, the New York State Energy Research and Development Authority now subsidizes 50% of the cost for residential users and 70% for commercial users.  New York State also currently offers cash rebates that range from $2,400 to $150,000 for installation of small-wind energy turbines depending on the size and location.  Other state incentive programs include a 100% personal property tax exemption for eligible properties in Michigan, and a 15% personal tax credit for taxpayers with renewable energy systems installed at their primary residence in Massachusetts.   These credits can help make wind turbines more attractive than other power generation products.

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

Intellectual Property

Patents

The Wind Tamer turbine is what is known as a Diffuser-Augmented Wind Turbine , or DAWT. We have developed this with our patented technology, "Fluid-Driven Vacuum-Enhanced Generator" (Patent No. US 6,655,907). Mr. Brock was issued this patent in December 2003 and has assigned it to the Company. This patent expires in 2020. This patented technology consists of a fluid-driven power generator having a turbine with several vanes, an exhaust chamber, a device for directing a first fluid towards the vanes of the turbine, a device for directing a second fluid through the generator housing assembly without contacting said turbine, a device for combining the first fluid and the second fluid in an exhaust chamber, and a device for creating a vacuum in the exhaust chamber. The technology utilizes two vacuums pulling the wind through Wind Tamer’s rotor aiding the push of the wind. This technology allows for several times the extracted usable electrical energy from the wind's kinetic energy than is provided by conventional and helical wind turbines of much larger size.

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

Government Regulation

Due to their size and noise, among other things, conventional wind turbines can require extensive government approvals for installation, including zoning and related type matters. Private use of electric power generation equipment in the U.S. generally requires meeting applicable municipal building and electrical codes, and installation by persons who are licensed or certified to install such equipment.  Installation can also require significant land for installation, up to a requirement of an acre of land. This adds significant cost for a customer or business to install.

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

Research and Development

Our research and development activities have focused on developing, improving, and testing our DAWT technology and Wind Tamer turbine and related components. We plan to continue to dedicate our expenditures in the areas of base research for equipment design and enhance our technology. Research and development expenses for the fiscal years ended December 31, 2008 and 2007 and since inception, were $249,171, $6,000 and $295,453, respectively. During each of the last two years our founder Mr. Brock spent over 1,000 hours on research and development activities.

Employees

We currently have two full-time employees, our President, Chief Executive Officer and acting Chief Financial Officer, Gerald Brock, and Amy Brock, who performs day-to-day clerical and administrative duties as required for the Company, and is our corporate secretary. We plan to hire approximately 50 additional employees over the next 12 months in the areas of sales, administration and product assembly. As we further develop and market Wind Tamer, we will need to hire additional employees.

Office and Facilities

Our executive offices are located at 6053 Ely Avenue, Livonia, New York 14487, the principal residence of Mr. Brock, owned solely by him in his individual capacity and in which the Company has no interest. Our telephone number at that address is 585-346-6442, and our facsimile number is 585-346-3062. We also sublease a warehouse containing 4,300 square feet of space in Geneseo, New York.  We plan to utilize this space to begin assembly of our Wind Tamer turbines.

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

The auditors report for the fiscal years ended December 31, 2008 and 2007 is qualified as to the Company's ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2008 and 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  We are a development stage company and have had no significant revenues to date.  The lack of sales and recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we launch the commercialization of our products and could make it challenging and difficult for us to raise additional financing, especially during the current global financial crisis, all of which could have a material adverse impact on our business and prospects and result in a complete loss of your investment.

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

The power generation and renewable energy markets in which we plan to market segments in which we plan to compete are rapidly evolving and intensely competitive. We face formidable competition from traditional and well-capitalized fossil-fueled generator manufacturers and distributors as well as from established conventional wind turbine manufacturers and distributors. These competitors include market-specific retailers and specialty retailers. Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets. Competitors in both the traditionally powered generator markets, including fossil fueled generators, and the conventional wind turbine powered generator markets also may be able to devote far greater resources to technology development and marketing than we can.

We have no customers and have not yet consummated any marketing, manufacturing, or other alliances necessary for the successful penetration of our target markets.

While we are actively pursuing the relationships necessary to begin manufacturing and marketing the Wind Tamer, we have yet to finalize any agreements with potential business partners, manufacturers or third-party wholesalers or retailers for the production and marketing of Wind Tamer. There can be no assurance that we will be successful in doing so  If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operation or become profitable.

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

We hold a United States patent for the design of our Wind Tamer power generator wind turbine. We also have a pending patent application for similar technology and for which we plan to make foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. Although we do not know of any infringement by us or broad claims against which are may infringe, if others’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents. If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

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

We are a development stage company and have generated no significant revenues to date. Although we have patented the technology used in the Wind Tamer, we have not sold any products or begun marketing it commercially. We cannot assure you that a sufficient number of customers will purchase our products. The failure of the Wind Tamer or other products we develop to be accepted in the commercial marketplace would have a material adverse effect on our business.  The failure of our technology to compete with conventional wind turbines and other technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance could  also have a material adverse effect on our business.  As a result, the value of your investment could be significantly reduced or completely lost.

The expiration or cancellation of federal tax benefits and state regulatory benefits for renewable energy generation could adversely affect our development.

Financial incentives to purchasers of our wind turbines will be helpful in our development and growth.  For instance, there is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying small wind electric systems.  This credit is currently scheduled to expire on December 31, 2016. Additionally, there is a Federal Production Tax Credit, which provides a $.021 per kWh benefit for the first 10 years of facilities operation which is currently set to expire on December 31, 2013. These credits can help make wind turbines more attractive than other power generation products.  States also offer financial incentives. For instance, New York State currently offers cash rebates that range from $2,400 to $150,000 for installation of small-wind energy turbines depending on the size and location.  This rebate is scheduled to expire on December 31, 2009. Other specific state incentive programs include a 100% personal property tax exemption for eligible properties in Michigan which is currently set to expire December 31, 2012, and a 15% personal tax credit for taxpayers with renewable energy systems installed at their primary residence in Massachusetts which currently has no expiration date.  If these incentives or similar incentives in other states are repealed or not renewed, demand for our products and future development efforts could be adversely affected.

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

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

Gerald E. Brock, our Chief Executive Officer, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership, he beneficially owned approximately 62% of our outstanding shares as of February 12, 2009. Through this beneficial ownership, Mr. Brock can significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Our Restated Certificate of Incorporation and the New York Business Corporation Law contain provisions that could discourage a takeover that shareholders may consider favorable.

Our basic corporate documents and the New York Business Corporation Law contain provisions and authorized but unissued shares that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in control of the Company or a change in our management.

Our Restated Certificate of Incorporation provides for a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board, when implemented, will have the effect of making it more difficult for third parties to insert their representatives on our Board of Directors and gain control of the Company.

The Restated Certificate of Incorporation also provides that neither the Company’s Bylaws nor Certificate of Incorporation provisions addressing, among other provisions, the Classified Board of Directors or removal of directors, may be amended, altered, or repealed by shareholders unless approved by an affirmative vote of in excess of 66 2/3% of the shares of Common Stock that are issued and outstanding at the time of any such proposed amendment, alteration, or attempt to repeal. As such, it is unlikely that the above-described provisions contained in the Restated Certificate of Incorporation will be amended, altered, or repealed.

Under our Restated Certificate of Incorporation, our Board of Directors also has the power, without shareholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock which could be issued as a defensive measure in response to a takeover, such as issuing preferred stock with greater voting rights than the common stock.  In doing so our Board of Directors may determine, with respect to any series of preferred shares, the terms and rights of that series, including the designation of the series, the number of shares of the series, the dividend rights, conversion rights, voting rights, and the rights and terms of redemption and liquidation preferences, which could have preferences and priority over holders of our common stock with respect to these rights .

In addition, our Board of Directors may authorize the issuance of our substantial number of authorized but unissued shares of common stock, approximately 387,000,000 common shares in addition to the shares covered by this prospectus, without action by our shareholders.  The issuance of this substantial number of additional common shares may be used as an anti-takeover device without further action on the part of the shareholders.  Such issuance may dilute the voting power of existing holders of common shares.  These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock, or discourage transactions that shareholders may consider favorable.

These provisions and our authorized but unissued shares could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock, or discourage transactions that shareholders may consider favorable.

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the Securities and Exchange Commission filings that are incorporated by reference into this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those sections, subject to any applicable exemptions in such sections.

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

Access to SEC Filings

Interested readers can access the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the U.S. Securities and Exchange Commission’s website at www.sec.gov . These reports can be accessed free of charge.

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

On December 22, 2008, the Company issued to each of Ronald J. Reding and Bruce C. Caruana, consultants to the Company, 200,000 shares of our common stock at a price of $0.05 per share pursuant to options exercised by them under our 2008 Equity Incentive Plan. The shares were issued in transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The purchasers are accredited investors under the Securities Act, were knowledgeable about the Company's operations and financial condition and had access to such information. The sales did not involve any form of general solicitation. The shares issued are restricted from resale and were acquired for investment purposes only.

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

In the future, we intend to develop Wind Tamer units of several sizes and capabilities for the residential, commercial, industrial, recreational, portable and low-head hydro renewable energy markets and transportation markets.  We believe our wind turbine technology will reduce the costs and increase the efficiency of wind turbine electrical production and ultimately replace conventional wind turbine technology. We also believe that our current Wind Tamer turbines are competitive with fossil-fueled generators, opening up new markets for the machine.

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

Financial Operations

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We have utilized the proceeds raised from our private placement completed in July 2008 to sustain our operations and produce our Wind Tamer prototype units.  We will need additional financing to begin to commercialize the Wind Tamer turbine and technology and are presently seeking up to $20 million in equity financing from private sources to help accelerate our ability to build and sell units once commercialization is launched.  Our future cash requirements will depend on many factors, including continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first products, expected in the first half of 2009, and possibly later if we are unable to establish satisfactory manufacturing and distribution relationships, or our products are not initially accepted by the market. Accordingly, we may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations. Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our planned products we may seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure. Success in our future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under Section 1A "Risk Factors."

Results of Operations

We are a development stage company and have generated no significant revenues since our inception in 2001 .

We had no revenues for the fiscal years ended December 31, 2008, or 2007. Our operating expenses have consisted primarily of officer compensation, consulting fees and research and development expenses. Operating expenses for the fiscal year ended December 31,  2008 were $1,139,806 and $ 26,467 for the comparable period in 2007 and $1,231,741 since inception. The increase in operating expenses was due to the increase in operating activities in 2008, utilizing the proceeds of our private placement completed in July 2008.  Our selling, general and administrative, or SG&A, expenses include costs associated with finance, accounting, administrative, legal, professional fees, marketing expenses and other administrative costs. We have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we required for short durations of time to avoid unnecessary hiring of full-time staff. These consulting services, provided over the last half of 2008, included assistance with our business plan, assistance in setting up our operations for product assembly and sales and assistance in setting up our management structure and business development and product marketing and publicity strategies.  The Company incurred net losses of $1,139,806 and $26,467 for the fiscal years ended December 31, 2008 and 2007, respectively, and $1,231,549 cumulative since inception.

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

We have utilized the proceeds we raised from our private placement completed in July 2008 to implement our business plan and build prototypes of our WindTamer units.  We plan to utilize the proceeds from our planned equity financing to begin manufacture and commercialization of our products and technology.  We will also have to expand our management team and sales and marketing team to accommodate our growth and expansion. We anticipate having products ready for market in 2009 but cannot be sure that this will be the case. We plan to hire approximately 50 persons over the next 12 months in the areas of sales, administration and product assembly. During this period we plan to outsource manufacturing function to local manufacturers to begin sales which we believe will demonstrate commercial application of our planned products. There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital of $171,038. Our principal source of liquidity has been from our founder, and proceeds of $977,000 from a private placement of our common stock completed in July 2008.

We have begun implementing our plan of operation with the design and development of prototypes for our planned products.  We have also begun establishing relationships with third party manufacturers to be ready for the planned launch of commercialization of our products.  We plan to launch the commercialization of our planned products in the first half of 2009.  We believe that we will need additional capital to launch the commercialization of our planned products and meet anticipated demand over the next twelve months.  As part of this plan we are presently seeking up to $20 million in equity financing from private sources through the sale of our common stock at a price of $1.00 per share.  This amount is comprised, in part, of a need for approximately $3.0 to $4.0 million of additional capital over the next twelve months for commercialization of our products and technology needed to bring our business to a level to be able to sustain positive cash flow from operations, and approximately $6.0 to $7.0 million to build internal manufacturing capacity.  The remaining portion of the $20 million in planned financing would be utilized to build manufacturing operations in a second location and expand our planned offering of products to include 15 and 20 KW units.  Depending on our performance in the initial commercialization of our products we may not seek additional amounts for internal manufacturing and may choose to not continue seeking equity financing on those terms.  There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.  This disclosure relating to our plans to seek additional equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

There can be no assurance that any revenues from these planned operations will be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period.  In such event, we may need to raise additional capital through debt or equity financing.   Additionally, even if we are able to achieve cash flow operations following the initial launch of our planned products we may seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123(R).

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  Since there is not a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the alternative electricity industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off this Company’s historical stock prices for a period similar to the expected term of the option.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

10.7	Patent Assignment dated June 4, 2002 by and between Gerald E. Brock et al., and Future Energy Solutions Inc. (n/k/a WindTamer Corporation).

10.8	Form of Assignment of Stock Options Agreement dated November 2008, by and between certain non-employee consultants of Wind Tamer Corporation and certain assignees.

21	Subsidiaries of Registrant.

24	Power of Attorney.

31.1	Certification of Gerald E. Brock pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION

By:	/ S / GERALD E. BROCK
Gerald E. Brock Chief Executive Officer

Date: March 30, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/ S / GERALD E. BROCK	Chief Executive Officer, Chief Financial Officer and Chairman	March 30, 2009
Gerald E. Brock	(principal executive officer and principal financial and accounting officer)

/ S / EUGENE R. HENN	Director	March 30, 2009
Eugene R. Henn

/ S / GEORGE NASELARIS	Director	March 30, 2009
George Naselaris

/ S / ANTHONY C. ROMANO, JR.	Director	March 30, 2009
Anthony C. Romano, Jr.

WINDTAMER CORPORATION

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WindTamer Corporation (formerly Future Energy Solutions, Inc.)

We have audited the accompanying balance sheets of WindTamer Corporation (formerly Future Energy Solutions, Inc.) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from date of inception (March 30, 2001) through December 31, 2008. WindTamer Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the restatement paragraph within Note 1 to the financial statements, WindTamer Corporation has adjusted its previously issued 2008 financial statements to revise the classification of functional expenses on the statements of operations and certain footnote disclosures as required by accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindTamer Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from date of inception (March 30, 2001) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rochester, New York
February 13, 2009, except for Note 1,
as to which the date is March 30, 2009

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

			Period from Date
			of Inception
	Year Ended	Year Ended	(March 30, 2001)
	December 31,	December 31,	through
	2008	2007	December 31, 2008

Research and development expenses:
Officer compensation	$94,113	$6,000	$100,113
Payroll taxes	4,527	0	4,527
Other research and development	150,531	0	190,813
Total research and development expenses	249,171	6,000	295,453

Selling, general and administrative expenses:
Advertising and promotion	34,584	0	34,584
Amortization	703	703	1,406
Automobile expense	11,521	357	11,878
Bank charges	38	0	38
Depreciation	1,770	9	1,779
Director fees	1,892	0	1,892
Donations	620	0	620
Dues and subscriptions	300	0	300
Employee benefits	9,157	0	9,157
Insurance	6,076	0	6,076
Interest and penalties	975	0	975
Labor	3,200	0	3,780
Meals and entertainment	2,730	0	2,730
Office supplies	5,742	1,107	6,859
Officer compensation	176,666	13,800	190,466
Payroll	16,624	0	16,624
Payroll taxes	14,197	0	14,197
Postage and delivery	1,837	0	1,837
Professional fees:
Accounting	32,651	500	33,151
Auditing	15,000	0	15,000
Consulting	447,885	0	447,885
Legal fees	69,578	3,727	97,183
Other	3,554	0	3,554
Rent - equipment	21,921	0	21,921
Rent - occupancy	1,400	0	1,400
State franchise tax	25	113	856
Supplies	1,637	0	1,637
Telephone	2,354	151	2,505
Travel	5,750	0	5,750
Utilities	248	0	248
Total selling, general and administrative expenses	890,635	20,467	936,288

Total expenses	1,139,806	26,467	1,231,741

Loss from operations	(1,139,806)	(26,467)	(1,231,741)
Non-operating revenue
Interest	0	0	192
Net loss before income taxes	(1,139,806)	(26,467)	(1,231,549)
Income taxes	0	0	0
Net loss	$(1,139,806)	$(26,467)	$(1,231,549)
Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	73,206,667	60,116,667	61,728,171

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

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using accelerated methods over the estimated useful lives which range from 5 to 7 years. Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.  During the years ending December 31, 2008 and 2007, no impairment was considered necessary .

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123(R).

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

Basic and Diluted Loss Per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”), which requires the presentation of basic and diluted earnings per share.  Basic earnings per share reflects the actual weighted average of shares issued and outstanding during the period.  Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

During the year ended December 31, 2008, there were no instruments outstanding that could potentially be dilutive because the exercise price for all stock options was equal to the fair market value of the stock.  There were no potentially dilutive instruments outstanding prior to January 1, 2008.

Restatement

Subsequent to the original issuance of the financial statements it was determined that certain disclosures required by accounting principles generally accepted in the United States (GAAP) were omitted.  These financial statements have been restated to present the expenses on the statement of operations by their functional category, as well as add and revise certain footnote disclosures required by GAAP.  The footnote disclosures restatements made are as follows:

➢
Note 1 was restated to include accounting policies related to fixed assets and impairment of long-lived assets, as well as modify and expand the accounting policy related to stock-based compensation and loss per share.

➢	Note 8 was restated to include all stock-based compensation disclosures required by FAS 123R.
➢	Note 9 was restated to include the accounting policy related to the consulting agreement, as well as the impact of the agreement on the financial statements.
➢	Note 11 was added to present the income tax related disclosures required by FAS 109 and FIN 48.

There were no changes to the balance sheet, earnings, statement of cash flows, or equity of the company as a result of these restatements.  The financial statements have not been updated to reflect subsequent events since the date of the original issuance of the financial statements.

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

Note 4 – Intangible Assets

WindTamer Corporation obtained a United States patent for its fluid-driven vacuum-enhanced electrical generator on December 2, 2003.  The costs associated with obtaining the patent were incurred in 2002 and 2003.  These costs, totaling $11,952, were capitalized and are being amortized on a straight-line basis over the estimated useful life of 17 years beginning on January 1, 2007, the date the patent was place in service.

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

Note 7 - Stock Split and Change in Par Value

On December 7, 2007, the Company effected a 428.57-to-1 stock split.  On that date, the Company reduced the par value of common stock from $.01 to $.001 per share.  All references to the number of common shares, as well as per-share data in the accompanying financial statements, have been adjusted to reflect the stock split and change in par value retroactively.  As a result of the stock split and change in par value, common stock increased and additional paid-in capital decreased by $2,930.

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

Note 8 – Stock Based Compensation

The Company has established the “2008 Equity Incentive Plan” which is a shareholder approved plan that permits the granting of share options and shares to employees, directors and consultants.  The Company believes that such awards better align the interests of the employees and consultants with those of the Company’s shareholders.  The 2008 Equity Incentive Plan provides for the issuance of up to 8,000,000 shares of common stock of which 1,000,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 year from the date of grant.

For the year ended December 31, 2008, the Company recorded compensation costs for options and shares granted under the plan amounting to $407,752.  There were no stock options or shares granted or outstanding prior to January 1, 2008, therefore no compensation expense was recorded in 2007.  The impact of this expense was to increase basic and diluted net loss per share from $.01 to $.02 for the year ended December 31, 2008.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for ISO’s. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model.  Since there is not a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the alternative electricity industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off this Company’s historical stock prices for a period similar to the expected term of the option.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Year Ended
December 31, 2008

Expected dividend yield	0%
Expected stock price volatility	35.21%
Risk-free interest rate	1.1%
Expected life of options	2.4 Years

The Company has granted stock options to consultants, advisors and directors in the following grants:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	as of 12/31/08	Date	Date

07/10/08	10,000,000	$.05	10,000,000	07/10/11	07/10/08
10/28/08	400,000	.05	400,000	10/28/18	10/28/09
11/18/08	11,200,000	.05	11,200,000	11/18/11	11/18/08
11/18/08	12,000,000	.05	12,000,000	11/18/09	11/18/08
11/24/08	200,000	.05	200,000	11/24/18	11/24/09
11/25/08	400,000	.05	400,000	11/25/11	11/25/08
12/16/08	400,000	.05	0	12/16/11	12/16/08
Total			34,200,000

WINDTAMER CORPORATION
formerly Future Energy Solutions, Inc.
(A Development Stage Company)
Notes To The Financial Statements
Years Ended December 31, 2008 and December 31, 2007

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of December 31, 2007	-	$-
Granted - 2008	34,600,000	$.05
Forfeited – 2008	-	$-
Exercised – 2008	(400,000)	$.05
Outstanding as of December 31, 2008	34,200,000	$.05	2.20	$-

Exercisable as of December 31, 2008	33,600,000	$.05	2.06	$-

The weighted-average grant date fair value of options granted during the year ended December 31, 2008 was $.01. The total intrinsic value of options exercised during the year ended December 31, 2008 was $ 0.

The following table summarizes the status of the Company’s aggregate non-vested shares granted under the 2008 Equity Incentive Plan (See Note 9):

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2007	0	$
Non-vested granted — year ended December 31, 2008	1,000,000		$.05
Vested — year ended December 31, 2008	700,000		$.05
Forfeited — year ended December 31, 2008	0	$
Non-vested as of December 31, 2008	300,000		$.05

As of December 31, 2008, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $27,000.  These costs are expected to be recognized during 2009. The total fair value of options and shares vested during the year period ended December 31, 2008 was $405,860.

Note 9 – Consulting Agreement

In October 2008, the Company entered into an agreement with an individual to provide management consulting services through September 30, 2009.  As compensation, the Company will pay $1,000 for each full week during the term.  The Company also entered into a Stock Award Agreement with this individual on the same date.  He will receive one million shares of common stock vesting according to a schedule.  The Company issued 100,000 shares of common stock to him upon signing the consulting agreement and 600,000 shares subsequently vested prior to December 31, 2008 upon the satisfaction of other performance criteria.  The Company is valuing the stock on each vesting date using the fair market value of the common stock of $.05 in accordance with EITF 96-18.  The fair value of the equity instrument is recognized over the period the related service is performed in accordance to EITF 00-18.  During the year ended December 31, 2008, the Company recognized $35,000 of stock based compensation related to this award.  See note 8 for the aggregate non-vested shares reconciliation and the unrecognized compensation cost related to the non-vested share based compensation arrangements.

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

Note 11 - Income Taxes

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2008	2007	Inception

Current	$-	$-	$-

Deferred	(438,907)	(10,587)	(475,604)
Less increase in allowance	438,907	10,587	475,604
Net deferred	-	-	-
Total income tax provisions (benefit)	$-	$-	$-

Individual components of the deferred tax asset are as follows as of December 31,:

	2008	2007

Net operating loss carry forwards	$287,512	$16,930
Stock based compensation	147,021	-
Depreciation and amortization	41,071	19,767
Total	475,604	36,697
Less valuation allowance	(475,604)	(36,697)
Net deferred tax assets	$-	$-

The Company has approximately $810,000 of net operating loss carryforwards (“NOL’s”) available to reduce future taxable income.  These carryforwards expire at various dates through 2028.  A portion of the net operating loss carryforward amounting to approximately $35,000, relates to tax deductions for stock awards vested, which are not included in the determination of the deferred tax assets above and will be recognized in accordance with SFAS 123(R) when realized for tax purposes.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance to offset the deferred tax assets.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2008	2007	Inception

Statutory United States federal rate	(34)%	(34)%	(34)%
State income taxes net of federal benefit	(6)	(6)	(6)
Permanent differences	1	-	-
Change in valuation reserves	39	40	40

Effective tax rate	-%	-%	-%

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”).  Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.  In addition, the Company did not have any material unrecognized tax benefits at December 31, 2007 or 2008.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the years ended December 31, 2008 the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2001 -2008 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 12 – Subsequent Events

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

10.7		Patent Assignment dated June 4, 2002 by and between Gerald E. Brock et al., and Future Energy Solutions Inc. (n/k/a WindTamer Corporation).

10.8		Form of Assignment of Stock Options Agreement dated November 2008, by and between certain non-employee consultants of WindTamer Corporation and certain assignees.

21		Subsidiaries of Registrant.

24		Power of Attorney.

31.1		Certification of Gerald E. Brock pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.