Form 10-Q
period 2009-03-31
WindTamer Corp
filed 2009-05-15
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-53510

WINDTAMER CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-1610794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6053 Ely Avenue
Livonia, NY	14487
(Address of principal executive offices)	(Zip Code)

(585) 346-6442

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files).* Yes ☐     No ☐
* Registrant is not yet required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes  ☐    No   ☒

As of May 14, 2009, the Registrant had outstanding 81,526,000 shares common stock, $0.001 par value.

WINDTAMER CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Condensed Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3

	Unaudited Condensed Statements of Operations for the Three Months Ended
	March 31, 2009 and 2008, and the Period from Date of Inception (March 31, 2001)
	through March 31, 2009	4

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008, and the Period from Date of Inception (March 31, 2001)
	through March 31, 2009	5

	Statement of Stockholders' Equity from Inception through March 31, 2009	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		11

Item 4T. Controls and Procedures		14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

Signatures		18

Exhibits		19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

WINDTAMER CORPORATION
(A Development Stage Company)
Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Current assets
Cash	$443,168	$204,771
Prepaid expenses and other current assets	7,898	8,739
Total current assets	451,066	213,510

Long-lived assets
Intangible assets
Patent	23,168	17,868
Trademark	4,525	4,525
Less accumulated amortization	(1,582)	(1,406)
Total intangible assets	26,111	20,987

Property and equipment
Equipment	17,282	10,268
Furniture and fixtures	12,880	6,200
Software	7,365	0
Less accumulated depreciation	(4,088)	(1,779)
Total property and equipment	33,439	14,689
Total long-lived assets	59,550	35,676

Total assets	$510,616	$249,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$60,740	$33,296
Customer deposits	50,000	0
Payroll liabilities	4,433	9,176
Total current liabilities	115,173	42,472

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 81,501,000 and 80,640,000 shares issued and outstanding respectively	8,150	8,064
Additional paid-in capital	2,433,243	1,430,199
Deficit accumulated during development stage	(2,045,950)	(1,231,549)
Total stockholders' equity	395,443	206,714

Total liabilities and stockholders' equity	$510,616	$249,186

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statement of Operations (unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from Date of Inception (March 30, 2001) through March 31, 2009
Revenue	$0	$0	$0
Research and development expenses:
Compensation and payroll taxes	25,577	26,301	130,217
Other research and development	86,685	16,134	277,498
Total research and development expenses	112,262	42,435	407,715

Selling, general and administrative expenses:
Advertising, promotion and travel	18,036	2,387	73,598
Amortization and depreciation	2,485	534	5,670
Insurance	2,733	502	8,809
Interest and penalties	1,000	0	1,975
Office expense	2,801	2,198	13,472
Compensation and payroll taxes	196,224	64,419	432,340
Professional fees	416,303	5,200	728,076
Public company expense	9,525	0	9,525
Rent - equipment	0	0	21,921
Occupancy expense	46,715	0	48,115
State franchise tax	309	0	1,165
Utilities	6,008	788	8,761
Total selling, general and administrative expenses	702,139	76,028	1,353,427

Total expenses	814,401	118,463	1,761,142

Loss from operations	(814,401)	(118,463)	(1,761,142)
Non-operating revenue
Interest	0	0	192
Net loss before income taxes	(814,401)	(118,463)	(1,760,950)
Income taxes	0	0	0
Net loss	$(814,401)	$(118,463)	$(1,760,950)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	81,187,000	64,546,667	62,336,259

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from Date of Inception (March 30, 2001) through March 31, 2009
Operating activities
Net loss	$(814,401)	$(118,463)	$(1,760,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	2,485	534	5,670
Stock-based compensation	449,538	0	575,290
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	841	0	(7,898)
Customer deposits	50,000	0	50,000
Increase (decrease) in accounts payable	27,444	(2,607)	60,740
Increase (decrease) in payroll liabilities	(4,743)	35,120	4,433
Net cash used in operating activities	(288,836)	(85,416)	(1,072,715)

Investing Activities
Acquisition of property and equipment	(21,059)	(3,648)	(37,527)
Acquisition of intangible assets	(5,300)	(2,500)	(27,693)
Net cash used in investing activities	(26,359)	(6,148)	(65,220)
Financing activities
Proceeds from issuance of common stock	561,000	216,000	1,611,510
Proceeds from exercise of stock options	0	0	20,000
Stock offering expenses	(7,408)	(769)	(50,407)
Net cash provided by financing activities	553,592	215,231	1,581,103
Increase in cash	238,397	123,667	443,168
Cash – beginning	204,771	30,410	0
Cash – ending	$443,168	$154,077	$443,168
Supplemental Information:
Income Taxes Paid	$0	$0	$0
Interest Paid	$—	$0	$975

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (unaudited)
From Inception through March 31, 2009
	Treasury Stock		Common Stock			Deficit
	Number of	Par	Number of	Par	Additional Paid- In	Accumulated During the Development	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Stage	Equity
Issuance of common stock in exchange for services		$0	60,000,000	$6,000	$(3,000)	$0	$3,000
Net loss for the period from March 30 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100)

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs paid by Company					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs paid by Company					(26,258)		(26,258)
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714

Issuance of common stock for cash			561,000	56	560,944		561,000
Offering costs paid by Company					(7,408)		(7,408)
Stock option expense					149,538		149,538
Issuance of common stock under stock award agreement			300,000	30	299,970		300,000
Net loss for the period from January 1 through March 31, 2009						(814,401)	(814,401)
Balance, March 31, 2009	0	$0	81,501,000	$8,150	$2,433,243	$(2,045,950)	$395,443

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Three-Month Period Ended March 31, 2009
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

WindTamer Corporation (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation.  The Company is an independent developer of wind turbine technology to harness wind as a source of power generation.  The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to planning, raising capital, research and development, and developing markets for its products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K/A for the fiscal year ended December 31, 2008.

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

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using accelerated methods over the shorter of the estimated useful lives or the related lease for leasehold improvements. Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  For the three-month period ended March 31, 2009, approximately $37,000 of leasehold improvements are included in operating expenses.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Three-Month Period Ended March 31, 2009
(Unaudited)

Revenue Recognition

Revenue is recognized when all of the following conditions are satisfied:   (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.  Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as customer deposits.

Basic and Diluted Loss Per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”), which requires the presentation of basic and diluted earnings per share.  Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period.  Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of March 31, 2009, there were 35,200,000 stock options outstanding that could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that WindTamer Corporation will continue as a going concern.  The Company is in a development stage and has had no revenue.  The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and  additional financing.  The Company completed a private placement of its common stock in July 2008 in which it raised gross proceeds of $977,000 and in the first quarter of 2009 the Company commenced a second private placement, which resulted in proceeds of $561,000 as of March 31, 2009.  The Company plans to launch the commercialization of its products utilizing its current working capital and future private placement proceeds, and by outsourcing the manufacturing function and working with regional distributors during 2009.  There can be no assurance that any revenue from operations will be sufficient.  In the event it is not sufficient, the Company will need to raise additional capital.  There can be no assurance that the Company will be successful in raising additional capital.

Note 3 – Stockholders’ Equity

During the quarter ended March 31, 2009, the Company sold 561,000 shares of common stock for a price of $1 per share, resulting in net proceeds of $553,592 after $7,408 of related costs associated with the stock offering that were treated as a reduction to Additional Paid-In Capital.

During the quarter ended March 31, 2009, 300,000 shares vested and were issued in accordance with the consulting agreement discussed further in Note 5.

Note 4 – Stock Based Compensation

For the three months ended March 31, 2009, the Company recorded compensation costs for options and shares granted amounting to $449,538.  There were no stock options or shares granted or outstanding during the three months ended March 31, 2008; therefore, no compensation expense was recorded.  The impact of this expense was to increase basic and diluted net loss per share from $.00 to $.01 for the three months ended March 31, 2009.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Three-Month Period Ended March 31, 2009
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Expected dividend yield	0%	N/A
Expected stock price volatility	40%	N/A
Risk-free interest rate	2.90%	N/A
Expected life of options	10 years	N/A

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	34,200,000	$.05

Options granted	1,000,000	$1.00

Outstanding at March 31, 2009	35,200,000	$.08	2.2 years	$32,490,000

Exercisable at March 31, 2009	33,600,000	$.05	1.8 years	$31,920,000

The weighted average fair value of options granted during the three months ended March 31, 2009 was approximately $.55.  No options were exercised during the three months ended March 31, 2009.

The following table summarizes the status of the Company’s aggregate non-vested restricted stock awards granted:

Non-vested Shares	Number of Weighted Average Non-vested Shares	Fair Value at Grant Date
Non-vested at December 31, 2008	300,000	$.05
Vested	(300,000)	$1.00
Non-vested at March 31, 2009	0	-

As of March 31, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $410,190.  These costs are expected to be recognized during 2009.

Note 5 – Consulting Agreement

In October 2008, the Company entered into an agreement with an individual to provide management consulting services through September 30, 2009.  As compensation, the Company would pay $1,000 for each full week during the term.  The Company also entered into a Stock Award Agreement with this individual on the same date.  The consultant received one million shares of common stock, vesting according to a schedule.  The Company is valuing the stock on each vesting date using the fair market value of the common stock  in accordance with EITF 96-18.  The fair value of the equity instrument is recognized as an expense over the period the related service is performed in accordance to EITF 00-18.  The Company issued 100,000 shares of common stock to the consultant upon signing the consulting agreement and 600,000 shares vested from the date of the agreement to December 31, 2008 upon the satisfaction of other performance criteria.  During the year ended December 31, 2008, the Company recognized $35,000 of stock based compensation related to this award.  The Company issued the final 300,000 shares of common stock to the consultant upon meeting performance criteria in the first quarter of 2009 and recognized $300,000 of stock based compensation.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Three-Month Period Ended March 31, 2009
(Unaudited)

Note 6 – Related Party Transactions

Certain services were provided to the Company by immediate family members of an officer / shareholder of the Company.  These services amounted to $36,803 for the three months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in this report.

Overview

We are a development-stage company that plans to provide wind powered generators for the production of electrical power. We plan to market the generators for use in residential and commercial electrical power production.

We were formed in 2001. To date our operations have consisted of research and development activities. We have had no significant revenues to date. During this time we have focused on research and development of our patented technology and production of Wind Tamer prototypes. We have collected a variety of independent test data related to the performance of the machine. We have not yet begun large-scale manufacturing of the machine or marketing it to customers.

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

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We have utilized the proceeds raised from our private placements conducted in 2008 and 2009 to sustain our operations and produce our Wind Tamer prototype units.  We will need additional financing to begin to commercialize the Wind Tamer turbine and technology and are presently seeking up to $20 million in equity financing from private sources to help accelerate our ability to build and sell units once commercialization is launched.  Our future cash requirements will depend on many factors, including continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first products, expected in the first half of 2009, and possibly later if we are unable to establish satisfactory manufacturing and distribution relationships, or our products are not initially accepted by the market. Accordingly, we may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our planned products we may continue to seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “Risk Factors.”

Results of Operations

We are a development stage company and have generated no significant revenues since our inception in 2001. We did not generate any revenue for the three months ended March 31, 2009 and 2008.

Our operating expenses for the three months ended March 31, 2009 were $814,401 as compared to $118,463 for the three months ended March 31, 2008, and $1,761,142 since inception.  The increase in operating expenses from the first quarter of 2008 to the same period in 2009 was due to the increase in operating activities in 2009 as compared to 2008, as we begin to build our first production models and prepare our operations to begin our first sales.  Our operating expenses have consisted primarily of compensation, consulting fees and research and development expenses. These operating expenses included selling, general and administrative expenses, or SG&A expenses, for the three months ended March 31, 2009 of $702,139 as compared to $76,028 for the three months ended March 31, 2008, and $1,353,427 since inception.   The increase in operating expenses, and SG&A expenses was comprised primarily of compensation and professional fees.  Of our operating expenses in the first quarter of 2009, $449,538 was stock-based compensation expenses.  We incurred net losses of $814,401 and $118,463 for the three months ended March 31, 2009 and 2008, respectively and $1,760,950, cumulative since inception.

We have begun working with component manufacturers to build our first production models.   We have begun manufacturing production models and we plan to begin selling units in the first half of 2009. In March 2009, we entered into an agreement to produce a 15kWh prototype wind turbine unit by May 30, 2009 in which the customer has agreed to reimburse us for engineering and materials costs for development of this larger prototype unit.  The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype.  The customer has provided a $50,000 deposit for the orders.  The price and terms for the order are still to be determined by the parties.  The agreement also grants the customer the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development. As a result, there can be no assurance that we will complete or realize these potential orders or sales.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital of $335,893 as compared to $171,038 of working capital as of December 31, 2008. The increase in working capital is attributed to proceeds of $561,000 from a private placement in February and March 2009.

We have begun implementing our plan of operation with the design and development of prototypes for our planned products.  We have also begun establishing relationships with third party manufacturers to be ready for the planned launch of commercialization of our products.  We plan to launch the commercialization of our planned products in the first half of 2009.  We believe that we will need additional capital to launch the commercialization of our planned products and meet anticipated demand over the next twelve months.  As part of this plan we are presently seeking up to $20 million in equity financing from private sources through the sale of our common stock.  This amount is comprised, in part, of a need for approximately $3.0 to $4.0 million of additional capital over the next twelve months for commercialization of our products and technology needed to bring our business to a level to be able to sustain positive cash flow from operations, and approximately $6.0 to $7.0 million to build internal manufacturing capacity.  The remaining portion of the $20 million in planned financing would be utilized to build manufacturing operations in a second location and expand our planned offering of products to include 15 and 20 kWh units.  We have received $586,000 in private equity financing in 2009 from these efforts.  Depending on our performance in the initial commercialization of our products we may not seek additional amounts for internal manufacturing and may choose to not continue seeking equity financing on those terms.  There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.  This disclosure relating to our plans to seek additional equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

There can be no assurance that any revenues from these planned operations will be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period.  In such event, we may need to raise additional capital through debt or equity financing. Additionally, even if we are able to achieve cash flow from operations following the initial launch of our planned products we may seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations.

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

Critical Accounting Policies

As of March 31, 2009, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, except as follows.

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

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  Since there is not a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the alternative electricity industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off this company’s historical stock prices for a period similar to the expected term of the option.  The company used is larger and at a later stage in its life cycle.  Our actual volatility could vary from the estimate used based on this company, which could have a material impact on future results of operations.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2009, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s 10-K/A filed with the Commission, for the fiscal year ended December 31, 2008, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties. All forward-looking statements and reasons why results may differ contained herein are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ. All of the forward-looking statements contained herein are qualified by these cautionary statements.

Item 4T. Controls and Procedures

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

Based on management’s evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

The Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, except as follows:

We may not be successful in developing and sustaining the alliances necessary for the successful penetration of our target markets.

Our business plan contemplates that we establish and sustain relationships with manufacturers or third-party wholesalers or retailers for the production and marketing of Wind Tamer. We have begun establishing manufacturing relationships and we are pursuing relationships to market our products.  There can be no assurance that we will be successful in developing or sustaining the necessary relationships. If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operation or become profitable.

Our agreement with an early stage company for the order of some of our initial turbines contains uncertainty regarding the term and pricing and an exclusivity provision which could have an adverse effect on our growth and development.

We have entered into an agreement with an early stage company, which plans to offer WindTamer turbines to its customers, to produce a 15kWh prototype wind turbine unit.  The agreement also calls for the order of up to 1,000 turbines from us and provides the customer with an exclusive right to purchase from us all 15kWh and larger wind turbines for wind farms and industrial uses and development for an undefined period.  The price and terms for the order are still to be determined by the parties and the customer could terminate the agreement before any orders are made.  As a result, there can be no assurance that we will complete or realize these potential orders or sales, or agree upon a price that will be favorable to us.

Although we believe that the agreement will be helpful in helping to start a market for our products, the exclusivity provision could limit our ability to expand our customer base in these markets in the future which also could have an adverse effect on our growth and development.

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

We hold a United States patent for the design of our Wind Tamer power generator wind turbine. We also have a pending patent application for similar technology and for which we plan to make foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  We are not aware of any infringement by us or broad claims against which we may infringe. However, if such an infringement claim is brought against our technology and is successful, such claimants could require us to obtain licenses and there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

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

We are a development stage company and have generated no significant revenues to date. Although we have patented the technology used in the Wind Tamer, we have just begun attempts to market our products. We cannot assure you that a sufficient number of customers will purchase our products. The failure of the Wind Tamer or other products we develop to be accepted in the commercial marketplace would have a material adverse effect on our business. Our technology and products may not compete with conventional wind turbines and other technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance. This failure to compete could also have a material adverse effect on our business.  As a result, the value of your investment could be significantly reduced or completely lost.

The expiration or cancellation of federal tax benefits and state regulatory benefits for renewable energy generation could adversely affect our development.

Financial incentives to purchasers of our wind turbines will be helpful in our development and growth.   In its Small Wind Turbine Global Market Study, the American Wind Energy Association in June 2008 concluded that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by select states. The state incentive programs are supplemented by additional federal support for the wind power industry.  For instance, there is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying small wind electric systems.  This credit is currently scheduled to expire on December 31, 2016. Additionally, there is a Federal Production Tax Credit, which provides a $.021 per kWh benefit for the first 10 years of facilities operation which is currently set to expire on December 31, 2013. These credits can help make wind turbines more attractive than other power generation products.  States offering financial incentives include, for instance, New York State which currently offers cash rebates that range from $2,400 to $150,000 for installation of small-wind energy turbines depending on the size and location.  This rebate is scheduled to expire on December 31, 2009. Other specific state incentive programs include: a 100% personal property tax exemption for eligible properties in Michigan which is currently set to expire December 31, 2012; a rebate program in California for wind systems up to 50kW with an incentive of $2.50/W for the first 7.5 kW and $1.50/W for increments between 7.5 kW and 30 kW which currently has no expiration date; and a 15% personal tax credit for taxpayers with renewable energy systems installed at their primary residence in Massachusetts which currently has no expiration date.  Since we have only just begun to market our products and have a limited operating history, we cannot be sure that these incentives will help our products compete with other power generation products. As a result, there can be no assurance that they will be helpful. Additionally, if these incentives or similar incentives in other states are repealed or not renewed, demand for our products and future development efforts could be adversely affected. Furthermore, the current economic crisis could make the repeal or non-renewal of these incentives by states more likely.

We will initially rely on independent manufacturers and suppliers for our products which could delay our progress and later cause delay and damage customer relationships.

We plan to target power generator manufacturers and wholesalers to form alliances for the mass production and distribution of our products. We currently have no large scale manufacturing capabilities. If we are unable to reach satisfactory arrangements to begin building our products, our business could be adversely affected. Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers or suppliers. At this time we have no such long-term written agreements.  As a result, any of these manufacturers or suppliers could unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

In addition, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements for customers for those items. This, in turn, may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices. This could adversely affect our business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between February 2 and April 1, 2009, the Company issued 586,000 shares of common stock to forty-three purchasers in connection with a private placement of the Company’s common stock.  The shares were sold at a price of $1.00 per share for aggregate proceeds of $586,000.  The shares of our common stock issued in the private placement, were exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereunder.  Ten of the purchasers were accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.  No more than thirty-five of the purchasers were non-accredited.  The shares issued are restricted from resale and were acquired for investment purposes only.  The sales did not involve any form of general solicitation.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On February 12, 2009, the Company entered into a consulting agreement with Patricia Cole, a licensed real estate agent and the sister of Gerald Brock, Chief Executive Officer and Chairman of the Company, to assist the Company in locating potential wind turbine sties for lease or purchase by the Company or purchasers of the Company’s products.  The Consulting Agreement had a term of one year, and Ms. Cole was to be compensated $5,000 per month during each month of the term when services were performed.  No services were ever performed by Ms. Cole pursuant to the Consulting Agreement, and no payments were made to Ms. Cole by the Company.  On April 24, 2009, the Company entered into a termination and release agreement with Ms. Cole.  The Termination and Release terminates the Consulting Agreement and provides a full release by Ms. Cole of the Company for any liability with respect to the Consulting Agreement.  No payment was made or is due to Ms. Cole in connection with the Termination and Release.

Item 6.  Exhibits

(a)	Exhibits:

3.1
Certificate of Correction of the Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on April 29, 2009. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

10.1
Agreement between Alternative Wind Resources, LLC and WindTamer Corporation, dated March 7, 2009 (incorporated by reference to Exhibit 10-1 of the Current Report onForm 8-K filed by WindTamer Corporation dated March 12, 2009 (File No. 000-53510)).

10.2
Consulting Agreement between WindTamer Corporation and Patricia Cole dated February 12, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

10.3
Termination and Release between WindTamer Corporation and Patricia Cole dated April 24, 2009 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

31.1	Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION
(Registrant)

May 15, 2009
	By:	/s/ GERALD E. BROCK
	Name:	Gerald E. Brock
	Title:	Chief Executive Officer and
Chief Financial Officer