Form 10-Q/A
period 2009-03-31
WindTamer Corp
filed 2009-05-19
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

This Amendment to Form 10-Q on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 originally filed on May 15, 2009 (the “Original Filing”), of WindTamer Corporation, a New York corporation (the “Company”). The purpose of this amendment is to restate the financial statements to appropriately reflect values in the unaudited statements of cash flows and operations from the period of inception (March 30, 2001) until the end of the current period which were previously miscalculated.

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
	March 31, 2009 and 2008, and the Period from Date of Inception (March 30, 2001)
	through March 31, 2009	4

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008, and the Period from Date of Inception (March 30, 2001)
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

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Operations (unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from Date of Inception (March 30, 2001) through March 31, 2009
Revenue	$0	$0	$0
Research and development expenses:
Compensation and payroll taxes	25,577	26,301	130,217
Other research and development	86,685	16,134	277,498
Total research and development expenses	112,262	42,435	407,715

Selling, general and administrative expenses:
Advertising, promotion and travel	18,036	2,387	73,598
Amortization and depreciation	2,485	534	5,670
Insurance	2,733	502	8,809
Interest and penalties	1,000	0	1,975
Office expense	2,801	2,198	13,472
Compensation and payroll taxes	196,224	64,419	432,340
Professional fees	416,303	5,200	1,013,076
Public company expense	9,525	0	9,525
Rent - equipment	0	0	21,921
Occupancy expense	46,715	0	48,115
State franchise tax	309	0	1,165
Utilities	6,008	788	8,761
Total selling, general and administrative expenses	702,139	76,028	1,638,427

Total expenses	814,401	118,463	2,046,142

Loss from operations	(814,401)	(118,463)	(2,046,142)
Non-operating revenue
Interest	0	0	192
Net loss before income taxes	(814,401)	(118,463)	(2,045,950)
Income taxes	0	0	0
Net loss	$(814,401)	$(118,463)	$(2,045,950)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	81,187,000	64,546,667	62,336,259

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from Date of Inception (March 30, 2001) through March 31, 2009
Operating activities
Net loss	$(814,401)	$(118,463)	$(2,045,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	2,485	534	5,670
Stock-based compensation	449,538	0	860,290
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	841	0	(7,898)
Customer deposits	50,000	0	50,000
Increase (decrease) in accounts payable	27,444	(2,607)	60,740
Increase (decrease) in payroll liabilities	(4,743)	35,120	4,433
Net cash used in operating activities	(288,836)	(85,416)	(1,072,715)

Investing Activities
Acquisition of property and equipment	(21,059)	(3,648)	(37,527)
Acquisition of intangible assets	(5,300)	(2,500)	(27,693)
Net cash used in investing activities	(26,359)	(6,148)	(65,220)
Financing activities
Proceeds from issuance of common stock	561,000	216,000	1,611,510
Proceeds from exercise of stock options	0	0	20,000
Stock offering expenses	(7,408)	(769)	(50,407)
Net cash provided by financing activities	553,592	215,231	1,581,103
Increase in cash	238,397	123,667	443,168
Cash – beginning	204,771	30,410	0
Cash – ending	$443,168	$154,077	$443,168
Supplemental Information:
Income Taxes Paid	$0	$0	$0
Interest Paid	$—	$0	$975

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

Our operating expenses for the three months ended March 31, 2009 were $814,401 as compared to $118,463 for the three months ended March 31, 2008, and $2,046,142 since inception.  The increase in operating expenses from the first quarter of 2008 to the same period in 2009 was due to the increase in operating activities in 2009 as compared to 2008, as we begin to build our first production models and prepare our operations to begin our first sales.  Our operating expenses have consisted primarily of compensation, consulting fees and research and development expenses. These operating expenses included selling, general and administrative expenses, or SG&A expenses, for the three months ended March 31, 2009 of $702,139 as compared to $76,028 for the three months ended March 31, 2008, and $1,638,427 since inception.   The increase in operating expenses, and SG&A expenses was comprised primarily of compensation and professional fees.  Of our operating expenses in the first quarter of 2009, $449,538 was stock-based compensation expenses.  We incurred net losses of $814,401 and $118,463 for the three months ended March 31, 2009 and 2008, respectively and $2,045,950, cumulative since inception.

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

May 19, 2009
	By:	/s/ GERALD E. BROCK
	Name:	Gerald E. Brock
	Title:	Chief Executive Officer and
Chief Financial Officer