Form 10-Q
period 2009-06-30
WindTamer Corp
filed 2009-08-10
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, the Registrant had outstanding 98,341,000 shares common stock, $0.0001 par value.

WINDTAMER CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008, and the Period from Date of Inception (March 30, 2001) through June 30, 2009	4

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008, and the Period from Date of Inception (March 30, 2001) through June 30, 2009	5

	Unaudited Statement of Stockholders' Equity from Inception through June 30, 2009	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.		12

Item 4T. Controls and Procedures		15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Signatures		22

Exhibits		23

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes
WINDTAMER CORPORATION
(A Development Stage Company)
Balance Sheets
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$65,386	$204,771
Stock subscriptions receivable	50,000	0
Prepaid expenses and other current assets	15,983	8,739
Total current assets	131,369	213,510

Long-lived assets
Intangible assets
Patent	23,168	17,868
Trademark	4,525	4,525
Less accumulated amortization	(1,758)	(1,406)
Total intangible assets	25,935	20,987

Property and equipment
Equipment	19,006	10,268
Furniture and fixtures	12,880	6,200
Software	7,365	0
Less accumulated depreciation	(6,512)	(1,779)
Total property and equipment	32,739	14,689
Total long-lived assets	58,674	35,676

Total assets	$190,043	$249,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$187,590	$33,296
Customer deposits	60,000	0
Payroll liabilities	6,595	9,176
Total current liabilities	254,185	42,472

Commitments and Contingencies	0	0

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 81,576,000 and 80,640,000 shares issued and outstanding respectively	8,158	8,064
Additional paid-in capital	2, 779,783	1,430,199
Deficit accumulated during development stage	(2,872,083)	(1,231,549)
Total stockholders' equity	(64,142)	206,714

Total liabilities and stockholders' equity	$190,043	$249,186

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statement of Operations (unaudited)

					Period from Date
					of Inception
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(March 30, 2001)
	June 30,	June 30,	June 30,	June 30,	through
	2009	2008	2009	2008	June 30, 2009

Research and development expenses:
Compensation and payroll taxes	$41,520	$26,301	$67,097	$52,602	171,737
Other research and development	237,491	51,247	324,176	67,381	514,989
Total research and development expenses	279,011	77,548	391,273	119,983	686,726

Selling, general and administrative expenses:
Advertising, promotion and travel	34,257	15,576	52,293	17,963	107,854
Amortization and depreciation	2,600	535	5,085	1,069	8,270
Insurance	2,733	0	5,466	502	11,542
Interest and penalties	0	975	1,000	975	1,975
Office expense	6,907	2,675	9,708	4,873	20,379
Compensation and payroll taxes	358,244	65,870	554,468	130,289	790,585
Professional fees	102,351	12,800	518,654	18,000	1,115,427
Public company expense	21,130	0	30,655	0	30,655
Rent - equipment	7,235	6,000	7,235	6,000	29,156
Occupancy expense	8,856	0	55,571	0	56,971
State franchise tax	17	0	326	0	1,182
Utilities	2,792	502	8,800	1,290	11,553
Total selling, general and administrative expenses	547,122	104,933	1,249,261	180,961	2,185,549

Total expenses	826,133	182,481	1,640,534	300,944	2,872,275

Loss from operations	(826,133)	(182,481)	(1,640,534)	(300,944)	(2,872,275)
Non-operating revenue
Interest	0	0	0	0	192
Net loss before income taxes	(826,133)	(182,481)	(1,640,534)	(300,944)	(2,872,083)
Income taxes	0	0	0	0	0
Net loss	$(826,133)	$(182,481)	$(1,640,534)	$(300,944)	(2,872,083)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)	(0.05)
Weighted average number of common shares outstanding - basic and diluted	81,542,667	66,490,000	81,364,833	64,546,667	62,918,272

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			Period from Date
			of Inception
	Six Months Ended	Six Months Ended	(March 30, 2001)
	June 30,	June 30,	through
	2009	2008	June 30, 2009
Operating activities
Net loss	$(1,640,534)	$(300,944)	$(2,872,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	5,085	1,069	8,270
Stock-based compensation	750,022	0	1,160,774
Changes in operating assets and liabilities:

Increase in prepaid expenses and other current assets	(7,244)	(3,000)	(15,983)
Customer deposits	60,000	0	60,000
Increase in trade accounts payable	145,358	69,369	178,654
Increase (decrease) in payroll liabilities	(2,581)	0	6,595
Net cash used in operating activities	(689,894)	(233,506)	(1,473,773)

Investing Activities
Acquisition of fixed assets	(22,783)	(4,575)	(39,251)
Acquisition of intangible assets	(5,300)	(11,300)	(27,693)
Net cash used in investing activities	(28,083)	(15,875)	(66,944)

Financing activities
Proceeds from issuance of common stock	586,000	444,000	1,636,510
Proceeds from exercise of stock options	0	0	20,000
Stock offering expenses paid	(7,408)	(1,799)	(50,407)
Net cash provided by financing activities	578,592	442,201	1,606,103

Increase (decrease) in cash	(139,385)	192,820	65,386

Cash - beginning	204,771	30,410	0

Cash - ending	$65,386	$223,230	$65,386

Supplemental Information:

Income Taxes Paid	$0	$0	$0
Interest Paid	$0	$0	$975
Non-cash investing and financing transactions
Increase in stock subscriptions receivable	$50,000	$0	$50,000
Stock offering expenses included in accounts payable	$8,936	$0	$8,936

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (unaudited)
From Inception through June 30, 2009

	Treasury Stock		Common Stock			Deficit Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	During the Development Stage	Total Stockholders' Equity

Issuance of common stock in exchange for services			60,000,000	6,000	(3,000)		3,000
Net loss for the period from March 30 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100)

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs paid by Company					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs paid by Company					(26,258)		(26,258)
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714

Issuance of common stock for cash			636,000	64	635,936		636,000
Offering costs paid by Company					(16,344)		(16,344)
Stock option expense					450,022		450,022
Issuance of common stock under stock award agreement			300,000	30	299,970		300,000
Net loss for the period from January 1 through June 30, 2009						(1,640,534)	(1,640,534)
Balance, June 30, 2009	0	0	81,576,000	8,158	2,799,783	(2,872,083)	(64,142)
The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Six-Month Period Ended June 30, 2009
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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K/A for the fiscal year ended December 31, 2008.

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

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using accelerated methods over the shorter of the estimated useful lives or the related lease for leasehold improvements. Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  For the six-month period ended June 30, 2009, approximately $37,000 of leasehold improvements are included in operating expenses.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Six-Month Period Ended June 30, 2009
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

As of June 30, 2009, there were 35,220,000 stock options outstanding that could dilute future earnings.

Recent Accounting Pronouncements

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements.  The provisions of FSP No. FAS 107-1 and APB 28-1 became effective on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.  See “Fair Value of Financial Instruments” included in “Note 1 for the related disclosure.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). The provisions of FAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of FAS 165 became effective for the Company on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

Fair Value of Financial Instruments

The carrying amount of cash stock subscriptions receivable, accounts payable, customer deposits and accrued expenses are reasonable estimates of their fair value due to their short maturity.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Six-Month Period Ended June 30, 2009
(Unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that WindTamer Corporation will continue as a going concern.  The Company is in a development stage and has had no revenue.  The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and additional financing.  The Company completed a private placement of its common stock in July 2008 in which it raised gross proceeds of $977,000 and in the first and second quarters of 2009 the Company conducted a private placement, which resulted in proceeds of $636,000 as of June 30, 2009.  The Company plans to launch the commercialization of its products utilizing its current working capital, future private placement proceeds, if necessary, and by outsourcing the manufacturing function and working with regional distributors during 2009.  There can be no assurance that any revenue from operations will be sufficient.  In the event it is not sufficient, the Company will need to raise additional capital.  There can be no assurance that the Company will be successful in raising additional capital.

Note 3 – Stockholders’ Equity

During the six months ended June 30, 2009, the Company sold 636,000 shares of common stock for a price of $1 per share, resulting in net proceeds of $619,656 after $16,344 of related costs associated with the private placement that were treated as a reduction to Additional Paid-In Capital.  The subscription receivable of $50,000 related to a 2009 sale of shares was collected during July 2009.

During the six months ended June 30, 2009, 300,000 shares vested, which were issued in accordance with the consulting agreement discussed further in Note 5.

Note 4 – Stock Option Grants

For the six months ended June 30, 2009, the Company recorded compensation costs for options and shares granted amounting to $750,022.  The impact of this expense was to increase basic and diluted net loss per share from $.01 to $.02 for the six months ended June 30, 2009.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Expected dividend yield	0%	N/A
Expected stock price volatility	40% - 50%	N/A
Risk-free interest rate	1.46 - 2.90%	N/A
Expected life of options	3 - 10 years	N/A

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Six-Month Period Ended June 30, 2009
(Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	34,200,000	$.05

Options granted	1,020,000	$1.00

Outstanding at June 30, 2009	35,220,000	$.08	1.9 years	$32,490,000

Exercisable at June 30, 2009	34,110,000	$.06	1.7 years	$31,920,000

The weighted average fair value of options granted during the six months ended June 30, 2009 was approximately $.54.  No options were exercised during the six months ended June 30, 2009.

The following table summarizes the status of the Company’s aggregate non-vested shares granted:

Non-vested Shares	Number of Non-vested Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2008	300,000	$.05
Vested	(300,000)	$1.00
Non-vested at June 30, 2009	0	-

As of June 30, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $116,706.  These costs are expected to be recognized during 2009.

Note 5 – Consulting Agreement

In October 2008, the Company entered into an agreement with an individual to provide management consulting services through September 30, 2009.  As compensation, the Company would pay $1,000 for each full week during the term.  The Company also entered into a Stock Award Agreement with this individual on the same date.  The consultant received one million shares of common stock, vesting according to a schedule.  The Company is valuing the stock on each vesting date using the fair market value of the common stock in accordance with EITF 96-18.  The fair value of the equity instrument is recognized as an expense over the period the related service is performed in accordance to EITF 00-18.  The Company issued 100,000 shares of common stock to the consultant upon signing the consulting agreement and 600,000 shares vested from the date of the agreement to December 31, 2008 upon the satisfaction of other performance criteria.  During the year ended December 31, 2008, the Company recognized $35,000 of stock based compensation related to this award.  The Company issued the final 300,000 shares of common stock to the consultant upon meeting performance criteria in the first quarter of 2009 and recognized $300,000 of stock based compensation during the six months ended June 30, 2009.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Six-Month Period Ended June 30, 2009
(Unaudited)

Note 6 – Related Party Transactions

Certain services were provided to the Company by immediate family members of an officer/ shareholder of the Company.  These services amounted to $102,471 for the six months ended June 30, 2009.

Note 7 – Commitments and Contingencies

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009 in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype. The prototype was not completed by June 30, 2009. The customer provided a $50,000 deposit for the orders, and a $10,000 advancement of expenses, but has not yet provided, and may never provide, the purchase order.  The price and terms for the order are still to be determined by the parties.  The agreement also grants AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  As of June 30, 2009 the prototype has not been completed or delivered to AWR.  Accordingly, the $60,000 cash deposit has been included in customer deposits.

The Company filed its New York State corporate income tax return during July 2009, and anticipates a refund in the amount of $31,217 upon approval by state tax authorities. This refund will be recorded when received by the Company.

Note 8 – Subsequent Events

In July 2009 the Company completed the private placement of its common stock commenced in the first quarter of 2009, in which it raised additional proceeds of $105,000, after June 30, 2009.

In July 2009 the Company granted 535,000 and 315,000 stock option awards to consultants and employees respectively.  All options have an exercise price of $1.00 and are set to vest in one year and expire in five years.

Stock option award grantees exercised 16,660,000 options during July 2009.  The exercise price for all options exercised was $0.05 resulting in proceeds of $833,000.

These financial statements have not been updated for subsequent events occurring after August 10, 2009 which is the date these financial statements were available to be issued.

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

We were formed in 2001. To date our operations have consisted of research and development activities.   We have had no significant revenues to date. During this time we have focused on research and development of our patented technology and production of Wind Tamer prototypes. We have collected a variety of test data related to the performance of the machine. We have not yet begun large-scale manufacturing of the machine or marketing it to customers.

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

On November 25, 2008, we effected a 20-for-1 split of our outstanding shares of common stock resulting in there then being approximately 79,640,000 common shares outstanding. In addition, the Company’s authorized shares were increased to 500,000,000 common shares, and 5,000,000 preferred shares. The shares of preferred stock are undesignated “blank check” shares. All share and per share amounts have been retroactively restated for the stock split.

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We have utilized the proceeds raised from our private placements conducted in 2008 and 2009 to sustain our operations and produce our Wind Tamer prototype units.  Our future cash requirements will depend on many factors, including continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first products, expected in the third quarter of 2009, and possibly later if we are unable to establish satisfactory manufacturing and distribution relationships, or our products are not initially accepted by the market. Accordingly, we may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our planned products we may continue to seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described below under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K.

Results of Operations

We are a development stage company and have generated no significant revenues since our inception in 2001. We did not generate any revenue for the six months ended June 30, 2009 and 2008.

Our operating expenses for the three months ended June 30, 2009 were $826,133 as compared to the $182,481 for the three months ended June 30, 2008.  Our operating expenses for the six months ended June 30, 2009 were $1,640,534 as compared to $300,944 for the six months ended June 30, 2008, and $2,872,275 since inception.  The increase in operating expenses from the second quarter and first half of 2008 to the same periods in 2009 was due to the increase in operating activities in 2009 as compared to 2008, as we begin to build our first production models and prepare our operations to begin our first sales.  Our operating expenses have consisted primarily of compensation, consulting fees and research and development expenses. These operating expenses included selling, general and administrative expenses, or SG&A expenses, for the three months ended June 30, 2009 of $547,122 as compared to $104,933 for the three months ended June 30, 2008.  SG&A expenses for the six months ended June 30, 2009 were $1,249,261 as compared to $180,961 for the six months ended June 30, 2008, and $2,185,549 since inception.   The increase in operating expenses, and SG&A expenses, in 2009 over the same periods in 2008 was comprised primarily of compensation and professional fees, including stock-based compensation expense for employees and consultants of $300,483 and $750,022 in the three and six months ended June 30, 2009, respectively, compared to no stock-based compensation expenses in the first half of 2008.  We incurred net losses of $826,133 and $182,481, for the three months ended June 30, 2009 and 2008, respectively, $1,640,534 and $300,944 for the six months ended June 30, 2009 and 2008, respectively and $2,872,083, cumulative since inception.

We have begun working with component manufacturers to build our first production models.  We have begun manufacturing production models and we plan to begin selling units in the third quarter of 2009.  In March 2009, we entered into an agreement to produce a 15kWh prototype wind turbine unit by May 30, 2009 in which the customer has agreed to reimburse us for engineering and materials costs for development of this larger prototype unit.  The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype.  The agreement also grants the customer the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  The customer has provided a $50,000 deposit for the orders, and a $10,000 advancement of expenses, but has not yet provided, and may never provide, the purchase order.  We have also not yet delivered the 15kWh prototype required under the agreement, although we are discussing with the company an extension of time to provide it.  However, the Company's failure to deliver the 15kWh prototype as required by the agreement may be deemed a breach of the agreement by us and could result in material liabilities to us.  The price and terms for the order are still to be determined by the parties.  As a result, there can be no assurance that we will complete or realize these potential orders or sales.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

As of June 30, 2009, we had a negative working capital of $122,816 as compared to $171,038 of working capital as of December 31, 2008. The decrease in working capital is attributed to the use of capital in the development of our production models and related expenses during the first half of 2009, offset by the net proceeds of $619,656 received in our private placement of common stock between February and June 30, 2009   After June 30, 2009, we received approximately $938,000 of additional capital in the completion of that private placement, as well as proceeds from the exercise of certain consultant stock options.

We have begun implementing our plan of operation with the design and development of prototypes for our planned products.  We have also begun establishing relationships with third party manufacturers to be ready for the planned launch of commercialization of our products.  We plan to launch the commercialization of our planned products in the third quarter of 2009.  We believe that we will need additional capital to launch the commercialization of our planned products and meet anticipated demand over the next twelve months.  We raised approximately $1.6 million in private equity financing in 2009.  We believe that we will need approximately $1.5 to $2.5 million of additional capital over the next twelve months for commercialization of our products and technology needed to bring our business to a level to be able to sustain positive cash flow from operations. If we are unable to generate this amount from our planned operations, we will need to seek additional financing.  We may also seek additional financing to build internal manufacturing capacity.  We believe that we will need approximately $6.0 to $7.0 million to do so.   The common stock sold in the private placement financings will not be and has not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.   There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.  This disclosure relating to our equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

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

Critical Accounting Policies

As of June 30, 2009, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, except as follows.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.

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

Based on management’s evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer has assessed the impact of the accounting error reported in the Current Report on Form 8-K filed with the Commission on May 19, 2009 on the Company's disclosure controls and procedures and has concluded, that notwithstanding the accounting error and given limited scope of the error, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Any forecasts we make about our operations, including, without limitation, when we will begin sales and plans for fundraising, may prove to be inaccurate.  For instance, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models.  We now expect this to begin in the third quarter of 2009 although there can be no assurance that we will be successful in meeting this target.  Additionally, we had planned on raising $20 million in a private placement, but we later determined to cease raising funds in that private placement after raising only $741,000.  We stopped raising funds after only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive managment should be on product development rather than fundraising, and further concluded that it was not in the best interest of the Company to raise more than $741,000 at this time.

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

We will need additional capital to sustain our operations and may seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.

A limiting factor on our growth, including our ability to enter our proposed markets, attract customers, and deliver our product in the targeted electrical power production markets, is our limited capitalization compared to other companies in the industry.

We will need additional capital to bring our operations to a sustainable level over the next twelve months.  The Company raised $741,000 in its recent private placement completed July 14, 2009 and received $833,000 in early July 2008 from the exercise of stock options by certain optionholders.  After consideration of the Company’s then-current financial situation and the appropriate focus of the Company’s executive management on product development rather than fundraising, it was determined that no further funds were required to be raised at that time.  However, if we are unable to generate any additional needed capital from our planned operations, we will need to seek additional financing.  We may also seek additional financing to accelerate our growth.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital through issuance of debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

We depend on outside consultants with whom we do not have agreements which could have an adverse effect on our business if they were to discontinue providing services.

We are a development stage company and have only 5 employees.  We have utilized the services of outside consultants to assist in developing and implementing our business plan and operations.  These consultants have assisted us primarily with the assembly, construction and design of Wind Tamer turbine prototypes and production models, and component parts related thereto, the development and planning of manufacturing and distribution logistics and strategy, and advice and assistance on our management structure, business development and product marketing strategy.  We do not have long-term agreements with them to perform services for us and they could stop providing services for us at any time.  As a result, if several of these consultants were to discontinue providing services for us before we are able to hire additional full-time employees or make arrangements with additional consultants, it would have an adverse effect on our business.

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

Our agreement with an early stage company for the order of some of our initial turbines contains uncertainty regarding the term and pricing and an exclusivity provision which could have an adverse effect on our growth and development, and the Company could be deemed in breach of the agreement.

We have entered into an agreement with an early stage company which plans to offer WindTamer turbines to its customers, to produce a 15kWh prototype wind turbine unit.  The agreement also calls for the order of 1,000 turbines from us and provides the customer with an exclusive right to purchase from us all 15kWh and larger wind turbines for wind farms and industrial uses and development for an undefined period.  The price and terms for the order are still to be determined by the parties and the customer could terminate the agreement before any orders are made.  We have not yet received, and may never receive, the purchase order which the customer agreed to provide.  The agreement contemplated the 15kWh prototype would be delivered by May 30, 2009, but we have not yet delivered the 15kWh prototype.  The failure to deliver the prototype could be deemed a breach of the agreement, however we are discussing with the company an extension of time to provide it  and the Company does not believe any material liability will result from the failure to meet this deadline even if such a failure is deemed to be a breach of the agreement. There can be no assurance that we will complete or realize these potential orders or sales, or agree upon a price that will be favorable to us or that the failure to deliver the 15kWh prototype by May 30, 2009 will not be deemed a breach that results in material liabilities to us.

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

We hold a United States patent for the design of our Wind Tamer power generator wind turbine. We also have five pending patent applications related to the original technology and for which we plan to make foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  We are not aware of any infringement by us or broad claims against which we may infringe. However, if such an infringement claim is brought against our technology and is successful, such claimants could require us to obtain licenses and there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

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

The expiration or cancellation of federal tax benefits and state regulatory benefits for renewable energy generation would adversely affect our development.

Financial incentives to purchasers of our wind turbines will be helpful in our development and growth.   In its Small Wind Turbine Global Market Study, the American Wind Energy Association in June 2008 concluded that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by select states. A small number of states have reduced their incentive levels on a per-project basis in order to cut costs while assisting the same (or larger) amount of consumers, while other states have increased their incentive programs with funds from the American Recovery and Reinvestment Act passed in February 2009.  The state incentive programs are supplemented by additional federal support for the wind power industry.  For instance, there is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying small wind electric systems.  This credit is currently scheduled to expire on December 31, 2016. Additionally, there is a Federal Production Tax Credit, which provides a $.021 per kWh benefit for the first 10 years of facilities operation which is currently set to expire on December 31, 2013. These credits can help make wind turbines more attractive than other power generation products.  States offering financial incentives include, for instance, New York State which currently offers cash rebates that range from $2,400 to $150,000 for installation of small-wind energy turbines depending on the size and location.  This rebate is scheduled to expire on December 31, 2009. Other specific state incentive programs include: a 100% personal property tax exemption for eligible properties in Michigan which is currently set to expire December 31, 2012; a rebate program in California for wind systems up to 50kW with an incentive of $2.50/W for the first 7.5 kW and $1.50/W for increments between 7.5 kW and 30 kW which currently has no expiration date; and a 15% personal tax credit for taxpayers with renewable energy systems installed at their primary residence in Massachusetts which currently has no expiration date.

Since we have only just begun to market our products and have a limited operating history, we cannot be sure that these incentives will help our products compete with other power generation products. As a result, there can be no assurance that they will be helpful. Additionally, if these incentives or similar incentives in one or more states or the federal government are repealed, reduced, or not renewed, demand for our products and future development efforts would be adversely affected. Furthermore, the current economic crisis could make the repeal, reduction, or non-renewal of these incentives by certain states or the federal government more likely.

Deteriorative changes in the currently reported condition of the small wind energy industry market would adversely affect our development.

Several factors have helped the renewable energy markets, including the small wind energy markets.  These factors include, policy support from the state and federal legislatures, rising and volatile prices of conventional electricity, consumer education, and an increased public concern for environmental issues which favor continued development.  There can be no assurance that these conditions will continue to exist throughout our development and continued operation.  As a result, it is possible that these conditions could deteriorate or worsen in a manner that would adversely affect demand for our planned products and future development efforts.  Furthermore, the current economic crisis including the crisis in the credit markets could make the deterioration of the conditions of the small wind energy industry market more likely.

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

There is currently no public trading market for our common stock. A registered broker-dealer has filed a Form 211 with the Financial Industry Regulatory Authority on our behalf that would permit our common stock to be quoted for trading on the OTCBB.  However, the filing of the Form 211 does not guarantee the listing of our common stock on the OTCBB, and we cannot be sure that such an effort will be successful. If and when our stock does begin trading, we cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market or how liquid that trading market might become. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.

We have a large amount of authorized but unissued common stock which our Board of Directors may issue without stockholder approval.  We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing.  We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to Item 15. "Recent Sales of Unregistered Securities During the Past 3 Years" on page II-2 of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 2009 for a summary of our previously reported sales of unregistered securities. Since the date of the Registration Statement on Form S-1 filed July 16, 2009, there have been no material developments in previously reported sales of unregistered securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

           a)  The Company held its Annual Meeting of Shareholders on June 2, 2009.

           c)  The shareholders voted for the election of four nominees to serve as directors initially classified to the respective class and term as set forth below, to serve until the expiration of his or her term and until their successors are elected and qualified. The vote was as follows:

Name of Candidate	Class	Term	For	Withheld

Gerald E. Brock	III	3 years	70,158,500	0
George Naselaris	II	2 years	70,158,500	0
Anthony C. Romano, Jr.	I	1 year	70,158,500	0
Eugene Richard Henn	I	1 year	70,158,500	0

There were no abstentions and no broker non-votes.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits:

10.1
Agreement for Limited Research by and between Clarkson University and WindTamer Corporation dated May 18, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated May 22, 2009 (File No. 000-53510)).

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
August 10, 2009
	By:	/s/ GERALD E. BROCK
	Name:	Gerald E. Brock
	Title:	Chief Executive Officer and
Chief Financial Officer