Form 10-Q/A
period 2009-06-30
WindTamer Corp
filed 2009-09-16
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

Amendment No. 1
to
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

EXPLANATORY NOTE

This Amendment to Form 10-Q on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 originally filed on August 10, 2009 (the “Original Filing”), of WindTamer Corporation, a New York corporation (the “Company”).

On September 15, 2009, the Chief Executive Officer and Chief Financial Officer of the Company, in consultation with the Company's Board of Directors, determined that the Company’s financial statements for the fiscal quarter ended June 30, 2009, appearing in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, should no longer be relied on because of an accounting error in such financial statements. The accounting error related to the failure to disclose a material agreement, an Option Agreement between the Company and Alternative Wind Resources, LLC, dated April 29, 2009 (the “Option Agreement”) and a payment received pursuant to the Option Agreement. The purpose of this amendment is to restate financial statements to appropriately reflect the inclusion of the Option Agreement which was previously undisclosed by the Company and to appropriately describe the payment.

In note 7 to the financial statements (Commitments and Contingencies), the Company had previously failed to disclose the Option Agreement, and incorrectly described a $10,000 payment received pursuant to the Option Agreement as an advancement of expenses pursuant to a separate agreement with Alternative Wind Resources, LLC. The Company has updated footnote 7 to properly described the Option Agreement and the $10,000 payment.

Other than the changes to note 7 described above, the accounting error had no material impact on the Company’s financial statements. The financial statements have been updated to evaluate and disclose subsequent events occurring between the date of the Original Filing on August 10, 2009, and this amended filing on September 16, 2009.

We have revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I at page 13 of this report accordingly to reflect the appropriate description of the Option Agreement and the $10,000 payment, and also in “Controls and Procedures” in Item 4T of Part I at page 17 to update management’s evaluation of the Company’s disclosure controls and procedures.

Item 6 of Part II of this report has been revised to include the Option Agreement as Exhibit 10.2.

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

Note 7 – Commitments and Contingencies

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009, in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype. As of June 30, 2009 the prototype has not been completed or delivered to AWR.  The customer provided a $50,000 deposit for the orders, but has not yet provided, and may never provide, the purchase order.  The agreement also grants AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  On April 29, 2009 the Company also granted the customer an option for 60 days to enter into an exclusive license agreement with the Company for 50 years for the sale of the Company’s 15 kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if the due diligence provided to the customer by the Company was not reasonably acceptable. AWR paid a $10,000 fee for the option. The payments from AWR, aggregating $60,000 have been included in customer deposits.

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

On August 20, 2009, the Company entered into a lease for its current office space in Geneseo, New York for $1,400 per month which will commence on November 1, 2009 and is scheduled to expire October 31, 2011.

On August 21, 2009 Chief Operating Officer John Schwartz resigned from his position and as an employee of the Company. Mr. Schwartz held an option to purchase 1,000,000 shares of common stock at $1.00 per share under the 2008 Equity Incentive Plan. At the time of his resignation, Mr. Schwartz was vested in 50% of the stock option award. Under the terms of the stock option award agreement he has 120 days from the effective date of his resignation to exercise those vested stock options. After that time, the unexercised options will expire. The unvested stock options under the stock option award were forfeited due to his resignation.

On September 10, 2009, the Company received a letter from counsel to AWR purporting to terminate the March 2009 agreement and the April 2009 option described above in Note 7 and demanding the return of $60,000 provided to the Company.

These financial statements have not been updated for subsequent events occurring after September 16, 2009 which is the date these financial statements were available to be issued.

Note 9 – Restatement

Subsequent to the original issuance of the financial statements it was determined that disclosures related to the AWR contract were not fully presented. These financial statements have been restated to properly present the terms and manner of the AWR payment.

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

We have begun working with component manufacturers to build our first production models.  We have begun manufacturing production models and we plan to begin selling units in the third quarter of 2009.  In March 2009, we entered into an agreement to produce a 15kWh prototype wind turbine unit by May 30, 2009 in which the customer has agreed to reimburse us for engineering and materials costs for development of this larger prototype unit.  The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype.  The agreement also grants the customer the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  The customer has provided a $50,000 deposit for the orders, but has not yet provided, and may never provide, the purchase order.  We have also not yet delivered the 15kWh prototype required under the agreement.  In April 2009 we also granted the same customer an option for 60 days to enter into an exclusive license arrangement with us for 50 years for the sale of our 15kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if our due diligence provided to them was not reasonably acceptable. Alternative Wind Resources, LLC paid a $10,000 fee for the option, but has not paid the $6.0 million license fee.  The Company's failure to deliver the 15kWh prototype as required by the agreement may be deemed a breach of the March 2009 agreement by us and could result in material liabilities to us.  The price and terms for the order are still to be determined by the parties.  As a result, there can be no assurance that we will complete or realize these potential orders or sales.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

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

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q/A, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

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

Based on management’s evaluation as of the end of the period covered by this quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer has assessed the impact of the accounting errors reported in the Current Report on Form 8-K filed with the Commission on May 19, 2009 and the Current Report on Form 8-K filed with the Commission on September 16, 2009 on the Company's disclosure controls and procedures and has concluded, that notwithstanding the accounting errors and given limited scope of the errors, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report on Form 10-Q/A.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to Item 15. "Recent Sales of Unregistered Securities During the Past 3 Years" on page II-2 of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 1, 2009 for a summary of our previously reported sales of unregistered securities. Since the date of the Registration Statement on Form S-1 filed August 1, 2009, there have been no material developments in previously reported sales of unregistered securities.

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

10.2
Option Agreement between WindTamer Corporation and Alternative Wind Resources, LLC, dated April 29, 2009 (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1/A filed by WindTamer Corporation on September 16, 2009 (File No. 333-157304)).

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
September 16, 2009
	By:	/s/ GERALD E. BROCK
	Name:	Gerald E. Brock
	Title:	Chief Executive Officer and
Chief Financial Officer