Form 10-Q/A
period 2009-06-30
WindTamer Corp
filed 2009-10-09
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

Amendment No. 2
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

(585) 346-6442

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). * Yes  ☐ No  ☐
* Registrant is not yet required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

Explanatory Note

This Amendment No. 2 to Form 10-Q on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed on August 10, 2009, as amended on September 16, 2009 (the “Original Filing”), of WindTamer Corporation, a New York corporation (the “Company”):

1.           under Item 4T. Controls and Procedures, to disclose management’s conclusion about the disclosure controls and procedures; and

2.           under Item 1A. Risk Factors, to add a risk factor to state that management has concluded that disclosure controls and procedures are ineffective.

No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

In connection with the filing of this Amendment No. 2, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment No.2 the certifications pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Amendment No.2, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment No. 2 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings, including the first amendment to Form 10-Q on Form 10-Q/A filed on September 16, 2009, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2009.  This conclusion is based on the Company’s failure to timely disclose as a material agreement the Option Agreement between the Company and Alternative Wind Resources, LLC, dated April 29, 2009.

We are committed to improving our disclosure controls and procedures.  As part of this commitment, we have taken steps to improve our disclosure controls and procedures.  These steps include: (i) updating our disclosure controls and procedures to require that all agreements entered into by the Company be provided to multiple individuals within the management team for evaluation; (ii) requiring that management confer with the Company’s legal counsel and independent auditors when questions as to the materiality or disclosure requirements for agreements arise; and (iii) providing additional education to the management team regarding the Company’s reporting requirements and obligations.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

Any forecasts we make about our operations, including, without limitation, when we will begin sales and plans for fundraising, may prove to be inaccurate.  For instance, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models.  We now expect this to begin in the third quarter of 2009 although there can be no assurance that we will be successful in meeting this target.  Additionally, we had planned on raising $20 million in a private placement, but we later determined to cease raising funds in that private placement after raising only $741,000.  We stopped raising funds after only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive management should be on product development rather than fundraising, and further concluded that it was not in the best interest of the Company to raise more than $741,000 at this time.

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

If we fail to maintain an effective system of disclosure controls and procedures, we may not be able to accurately report information required to be disclosed by the Company under the Securities Exchange Act of 1934, as amended. As a result, current and potential shareholders could lose confidence in our public reporting, which could have a negative impact on our stock price.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, we are required to include in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K our assessment of the effectiveness of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer has determined that our disclosure controls and procedures were ineffective as of June 30, 2009.  The ineffectiveness of our disclosure controls and procedures related to the Company’s failure to timely disclose a material agreement.  If we cannot adequately maintain the effectiveness of our disclosure controls and procedures, current and potential shareholders could lose confidence in our public reporting and we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, either of which could adversely affect our financial results and the market price of our common stock.

Item 6.  Exhibits

(a)	Exhibits:

31.1	Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION
(Registrant)

October 9, 2009

By:	/s/ GERALD E. BROCK
Name:	Gerald E. Brock
Title:	Chief Executive Officer and
Chief Financial Officer