Form 10-Q
period 2009-09-30
WindTamer Corp
filed 2009-11-05
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, the Registrant had outstanding 114,481,000 shares common stock, $0.0001 par value.

WINDTAMER CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements		3

	Condensed Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended
	September 30, 2009 and 2008, and the Period from Date of Inception (March 30, 2001)
	through September 30, 2009	4

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended
	September 30, 2009 and 2008, and the Period from Date of Inception (March 30, 2001)
	through September 30, 2009	5

	Unaudited Statement of Stockholders' Equity from Inception through September 30, 2009	.6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	12

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

Signatures		24

Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

WINDTAMER CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash	$571,973	$204,771
Prepaid expenses and other current assets	14,810	8,739
Total current assets	586,783	213,510

Long-lived assets
Intangible assets
Patent	34,862	17,868
Trademark	4,525	4,525
Less accumulated amortization	(1,934)	(1,406)
Total intangible assets	37,453	20,987

Property and equipment
Equipment	21,115	10,268
Furniture and fixtures	14,215	6,200
Software	7,465	0
Less accumulated depreciation	(9,239)	(1,779)
Total property and equipment	33,556	14,689
Total long-lived assets	71,009	35,676

Total assets	$657,792	$249,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$197,740	$33,296
Customer deposits	60,000	0
Payroll liabilities	6,982	9,176
Total current liabilities	264,722	42,472

Commitments and Contingencies	0	0

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 98,341,000 and 80,640,000 shares issued and outstanding respectively	9,834	8,064
Additional paid-in capital	3,635,108	1,430,199
Deficit accumulated during development stage	(3,251,872)	(1,231,549)
Total stockholders' equity	393,070	206,714

Total liabilities and stockholders' equity	$657,792	$249,186

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statement of Operations (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period From Date of Inception (March 30, 2001) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Research and development expenses:
Compensation and payroll taxes	102,215	5,538	169,312	58,140	273,952
Other research and development	176,206	42,563	500,382	109,944	691,195
Total research and development expenses	278,421	48,101	669,694	168,084	965,147

Selling, general and administrative expenses:
Advertising, promotion and travel	6,658	21,909	58,951	39,872	114,512
Amortization and depreciation	2,903	534	7,988	1,603	11,173
Insurance	(2,513)	6,552	2,953	7,054	9,029
Interest and penalties	0	0	1,000	975	1,975
Office expense	9,391	3,172	19,099	8,045	29,770
Compensation and payroll taxes	(84,221)	25,728	470,247	156,017	706,364
Professional fees	141,373	169,500	660,027	187,500	1,256,800
Public company expense	13,831	0	44,486	0	44,486
Rent - equipment	5,846	11,700	13,081	17,700	35,002
Occupancy expense	4,555	0	60,126	0	61,526
State franchise tax	0	0	326	0	1,182
Utilities	3,545	548	12,345	1,838	15,098
Total selling, general and administrative expenses	101,368	239,643	1,350,629	420,604	2,286,917

Total expenses	379,789	287,744	2,020,323	588,688	3,252,064

Loss from operations	(379,789)	(287,744)	(2,020,323)	(588,688)	(3,252,064)
Non-operating revenue
Interest	0	0	0	0	192
Net loss before income taxes	(379,789)	(287,744)	(2,020,323)	(588,688)	(3,251,872)
Income taxes	0	0	0	0	0
Net loss	$(379,789)	$(287,744)	$(2,020,323)	$(588,688)	(3,251,872)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)	(0.05)
Weighted average number of common shares outstanding - basic and diluted	98,341,000	79,540,000	87,023,556	70,840,000	63,960,116

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Nine Months	Nine Months Ended	Period from Date of Inception (March 30, 2001)
	Ended September 30,	September 30,	through September 30,
	2009	2008	2009

Operating activities
Net loss	$(2,020,323)	$(588,688)	$(3,251,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	7,988	1,603	11,173
Stock-based compensation	649,024	132,500	1,059,775
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(6,071)	0	(14,810)
Customer deposits	60,000	0	60,000
Increase in trade accounts payable	164,444	3,393	197,740
Increase (decrease) in payroll liabilities	(2,195)	0	6,982
Net cash used in operating activities	(1,147,133)	(451,192)	(1,931,012)

Investing Activities
Acquisition of fixed assets	(26,327)	(7,725)	(42,795)
Acquisition of intangible assets	(16,994)	(11,975)	(39,387)
Net cash used in investing activities	(43,321)	(19,700)	(82,182)

Financing activities
Proceeds from issuance of common stock	741,000	907,000	1,791,510
Proceeds from exercise of stock options	833,000	0	853,000
Stock offering expenses paid	(16,344)	(15,494)	(59,343)
Net cash provided by financing activities	1,557,656	891,506	2,585,167

Increase (decrease) in cash	367,202	420,614	571,973

Cash - beginning	204,771	30,410	0

Cash - ending	$571,973	$451,024	$571,973

Supplemental Information:

Income Taxes Paid	$0	$0	$0
Interest Paid	$0	$975	$975

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (unaudited)
From Inception through September 30, 2009

	Treasury Stock		Common Stock		Additional	Deficit Accumulated During the	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity

Issuance of common stock in exchange for services			60,000,000	6,000	(3,000)		3,000
Net loss for the period from March 30 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100)

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs					(26,258)		(26,258)
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714

Issuance of common stock for cash			741,000	74	740,926		741,000
Offering costs					(16,344)		(16,344)
Stock option expense					349,023		349,023
Issuance of common stock under stock award agreement			300,000	30	299,970		300,000
Stock options exercised			16,660,000	1,666	831,334		833,000
Net loss for the period from January 1 through September 30, 2009						(2,020,323)	(2,020,323)
Balance, September 30, 2009	0	0	98,341,000	9,834	3,635,108	(3,251,872)	393,070

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Nine-Month Period Ended September 30, 2009
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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K/A for the fiscal year ended December 31, 2008.

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using accelerated methods over the shorter of the estimated useful lives or the related lease for leasehold improvements. Leasehold improvements for space leased on a month-to-month basis are expensed when incurred. For the nine-month period ended September 30, 2009, approximately $37,000 of leasehold improvements are included in operating expenses. Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Nine-Month Period Ended September 30, 2009
(Unaudited)

As of September 30, 2009, there were 18,760,000 stock options outstanding that could dilute future earnings.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168) , now Accounting Standards Codification (ASC) 105, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and first adopted in the quarterly financial statements for the period ended September 30, 2009.

Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”) , now ASC 825. ASC 825 amends prior standards to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions of ASC 825 became effective on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.  See “Fair Value of Financial Instruments” included in “Note 1 for the related disclosure.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), now ASC 855. The provisions of ASC 855 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of ASC 855 became effective for the Company on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, customer deposits and accrued expenses are reasonable estimates of their fair value due to their short maturity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that WindTamer Corporation will continue as a going concern. The Company is in a development stage and has had no revenue. The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and additional financing. The Company completed a private placement of its common stock in July 2008 in which it raised gross proceeds of $977,000 and during the first three quarters of 2009 the Company conducted a private placement, which resulted in proceeds of $741,000 as of September 30, 2009. Exercises of stock option awards resulted in proceeds of $833,000 as of September 30, 2009 and an additional $807,000 subsequent to September 30, 2009. The Company plans to continue the launch of the commercialization of its products utilizing its current working capital and future financing proceeds, if necessary, and by outsourcing the manufacturing function and working with regional distributors during 2009. There can be no assurance that any revenue from operations will be sufficient. In the event it is not sufficient, the Company will need to raise additional capital. There can be no assurance that the Company will be successful in raising additional capital.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Nine-Month Period Ended September 30, 2009
(Unaudited)

Note 3 – Stockholders’ Equity

During the nine months ended September 30, 2009, the Company sold 741,000 shares of common stock for a price of $1 per share, resulting in net proceeds of $724,656 after $16,344 of related costs associated with the private placement that were treated as a reduction to Additional Paid-In Capital.

During the nine months ended September 30, 2009, 300,000 shares vested, which were issued in accordance with the consulting agreement discussed further in Note 5. In addition, 16,660,000 stock option awards were exercised for a price of $0.05 per share that resulted in proceeds of $833,000 as of September 30, 2009.

Note 4 – Stock Option Grants

For the nine months ended September 30, 2009, the Company recorded compensation costs for options and shares granted amounting to $649,024. This expense did not have an impact on basic and diluted net loss per share for the nine months ended September 30, 2009.

On August 21, 2009 Chief Operating Officer John Schwartz resigned from his position and as an employee of the Company. Mr. Schwartz held an option to purchase 1,000,000 shares of common stock at $1.00 per share under the 2008 Equity Incentive Plan. At the time of his resignation, Mr. Schwartz was vested in 50% of the stock option award. Under the terms of the stock option award agreement he has 120 days from the effective date of his resignation to exercise those vested stock options. After that time, the unexercised options will expire. The unvested stock options under the stock option award were forfeited due to his resignation. As a result, $164,400 of previously recorded stock based compensation related to the unvested options was reversed.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Expected dividend yield	0%	0%
Expected stock price volatility	40% - 50%	35.21%
Risk-free interest rate	1.46 - 2.90%	2.1%
Expected life of options	3 - 10 years	3 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	34,200,000	$.05
Options granted	1,870,000	$1.00
Options exercised during the nine months ended September 30, 2009	(16,660,000)	$.05
Options canceled during the nine months ended September 30, 2009	(650,000)	$1.00
Outstanding at September 30, 2009	18,760,000	$.11	2.3 years	$16,663,000
Exercisable at September 30, 2009	17,450,000	$.08	2.0 years	$16,093,000

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Nine-Month Period Ended September 30, 2009
(Unaudited)

The weighted average fair value of options granted during the nine months ended September 30, 2009 was approximately $.46.

The following table summarizes the status of the Company’s aggregate non-vested shares granted:

Non-vested Shares	Number of Non-vested Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2008	300,000	$.05
Vested	(300,000)	$1.00
Non-vested at September 30, 2009	0	-

As of September 30, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $228,209.  These costs are expected to be recognized by the third quarter of 2010.

Note 5 – Consulting Agreement

In October 2008, the Company entered into an agreement with an individual to provide management consulting services through September 30, 2009.  As compensation, the Company would pay $1,000 for each full week during the term.  The Company also entered into a Stock Award Agreement with this individual on the same date.  The consultant received one million shares of common stock, vesting according to a schedule.  The Company is valuing the stock on each vesting date using the fair market value of the common stock..  The fair value of the equity instrument is recognized as an expense over the period the related service is performed.  The Company issued 100,000 shares of common stock to the consultant upon signing the consulting agreement and 600,000 shares vested from the date of the agreement to December 31, 2008 upon the satisfaction of other performance criteria. During the year ended December 31, 2008, the Company recognized $35,000 of stock based compensation related to this award. The Company issued the final 300,000 shares of common stock to the consultant upon meeting performance criteria in the first quarter of 2009 and recognized $300,000 of stock based compensation during the nine months ended September 30, 2009.

Note 6 – Related Party Transactions

Certain services amounting to $130,298, were provided to the Company by immediate family members of an officer/ shareholder of the Company. This amount includes salary earned by Amy Brock of $ 31,293 for the nine months ended September 30, 2009, of which $10,245 was earned during the three months ended September 30, 2009, and $99,005 paid to R.B. Brock Construction for consulting services rendered during the nine months ended September 30, 2009 in connection with production model development, assembly, and installation, of which $19,605 was earned during the three months ended September 30, 2009.

Note 7 – Commitments and Contingencies

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009, in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  AWR also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype. As of September 30, 2009 the prototype has not been completed or delivered to AWR.  AWR provided a $50,000 deposit for the orders, but has not yet provided, and may never provide, the purchase order.  The agreement also grants AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  On April 29, 2009 the Company also granted AWR an option for 60 days to enter into an exclusive license agreement with the Company for 50 years for the sale of the Company’s 15 kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if the due diligence provided to AWR by the Company was not reasonably acceptable. AWR paid a $10,000 fee for the option. The payments from AWR, aggregating $60,000 have been included in customer deposits. On September 10, 2009, the Company received a letter from counsel to AWR purporting to terminate the March 2009 agreement and the April 2009 option described above in Note 7 and demanding the return of $60,000 provided to the Company.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Nine-Month Period Ended September 30, 2009
(Unaudited)

The Company filed its New York State corporate income tax return during July 2009, and anticipates a refund in the amount of $31,217 upon approval by state tax authorities. This refund will be recorded when received by the Company.

On August 20, 2009, the Company entered into a lease for its current office space in Geneseo, New York for $1,400 per month which commenced on November 1, 2009 and expire October 31, 2011. Future commitments by year under this lease are as follows:

Year	Rental Commitment
2009	$2,800
2010	$16,800
2011	$14,000

Note 8 – Subsequent Events

Stock option award grantees exercised 16,140,000 options during November 2009.  The exercise price for all options exercised was $0.05 resulting in proceeds of $807,000. On November 4, 2009, the Board of Directors granted options to purchase an aggregate of 1,100,000 shares of the Company’s common stock to a non-executive employee and three consultants at an exercise price of $1.00 per share under the Company’s 2008 Equity Incentive Plan.

These financial statements have not been updated for subsequent events occurring after November 5, 2009, the date these financial statements were available to be issued.

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

We were formed in 2001. To date our operations have consisted of research and development activities.   We have had no significant revenues to date. During this time we have focused on research and development of our patented technology and production of Wind Tamer prototypes. We have collected a variety of test data related to the performance of the machine. We launched the commercialization of our products and marketing it to customers in the third quarter of 2009 but have not yet begun large-scale manufacturing.

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

Financial Operations

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We have utilized the proceeds raised from our private placements conducted in 2008 and 2009 to sustain our operations and produce our Wind Tamer prototype units.  Our future cash requirements will depend on many factors, including continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first products, which started in the late third quarter of 2009, and possibly later if we are unable to establish satisfactory manufacturing and distribution relationships, or our products are not initially accepted by the market. Accordingly, we may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our planned products we may continue to seek to raise additional capital to accelerate the growth of our planned operations or build on our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “Risk Factors.”

Results of Operations

We are a development stage company and have generated no significant revenues since our inception in 2001. We did not generate any revenue for the nine months ended September 30, 2009 and 2008.

Our operating expenses for the three months ended September 30, 2009 were $379,789 as compared to the $287,744 for the three months ended September 30, 2008.  Our operating expenses for the nine months ended September 30, 2009 were $2,020,323 as compared to $588,688 for the nine months ended September 30, 2008, and $3,252,064 since inception.  The increase in operating expenses from the third quarter and first nine months of 2008 to the same periods in 2009 was due to the increase in operating activities in 2009 as compared to 2008, as we begin to build our first production models and prepare our operations to begin our first sales.  Our operating expenses have consisted primarily of compensation, consulting fees and research and development expenses. The increase in operating expenses for the three months ended September 30, 2009 included an increase in research and development expenses of $278,421 compared to $48,101 for the three months ended September 30, 2008.  This increase during the quarter was partially offset by a decrease in selling, general and administrative expenses, or SG&A expenses due to forfeiture of unvested options by a terminated employee of $164,400 in the three months ended September 30, 2009.  The increase in operating expenses for the nine months ended September 30, 2009 included an increase in research and development expenses of $501,610 and an increase in SG&A expenses of $930,025 as compared to the nine months ended September 30, 2008.  This increase in research and development expenses was comprised primarily of labor and materials for the construction, testing and refinement of our production models. This increase in SG&A expenses was comprised primarily of compensation and professional fees, including stock-based compensation expense for employees and consultants of $649,024 and $132,500 in the nine months ended September 30, 2009 and September 30, 2008, respectively.

We incurred net losses of $379,789 and $287,744, for the three months ended September 30, 2009 and 2008, respectively, $2,020,323 and $588,688 for the nine months ended September 30, 2009 and 2008, respectively and $3,251,872, cumulative since inception.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations.

We have begun working with component manufacturers to build our first production models.  We intend to begin working with distributors for the Wind Tamer for domestic sale and to license our technology for manufacture and distribution overseas.  We initially plan to begin to market units from 1.8 to 15 kilowatts for residential, commercial and industrial use. We have begun manufacturing production models and we have begun sales efforts, but have not yet consummated any sales. Once we have started sales, we plan to pursue licensing opportunities later in 2009.  At this time, however, we have no definitive distribution or licensing agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

We have utilized the proceeds we raised from our private placements conducted in 2008 and 2009 to implement our business plan and build prototypes of our Wind Tamer units.  We plan to utilize these remaining proceeds in the manufacture and commercialization of our products and technology.  We will also have to expand our management team and sales and marketing team to accommodate our growth and expansion. We anticipate having products ready for market in 2009 but cannot be sure that this will be the case. We plan to hire approximately 25 to 50 persons over the next 12 months in the areas of sales, administration, engineering and product assembly. During this period we plan to outsource manufacturing function to local manufacturers to begin sales which we believe will demonstrate commercial application of our planned products.

In March 2009, we entered into an agreement with Alternative Wind Resources, LLC to produce a 15kWh prototype wind turbine unit by May 30, 2009 in which it agreed to reimburse us for engineering and materials costs for development of this larger prototype unit.  The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype. The agreement also grants Alternative Wind Resources, LLC the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development. The customer provided a $50,000 deposit for the orders, but has not yet provided, and may never provide, the purchase order.  We have not yet delivered the 15kWh prototype required under the agreement.  In April 2009 we also granted the customer an option for 60 days to enter into an exclusive license agreement with us for 50 years for the sale of our 15 kWh wind turbines and larger upon the payment of $6.0 million license fee. The option was subject to extension if our due diligence provided to them was not reasonably acceptable. Alternative Wind Resources, LLC paid a $10,000 fee for the option, but never paid the $6.0 million license fee. Alternative Wind Resources, LLC, sent us a letter dated September 10, 2009 purporting to terminate the agreement and option and demanding return of the $60,000 paid under these agreements for the failure to deliver a prototype and the failure to provide due diligence requested  under the option.  Specifically, section 4 of the option agreement required that the Company provide Alternative Wind Resources, LLC with documentation on our fluid driven vacuum enhanced generator patent (United States Patent No. 6655907 issued December 2, 2003), information about our patent applications, and evidence that WindTamer has the authority to grant such exclusive rights to Alternative Wind Resources, LLC.  The Company provided copies of our patent for that subject matter as well as patent pending applications.  The Company believes that it has complied with these provisions of the agreement and intends to dispute Alternative Wind Resources, LLC’s claims that it did not provide such information.  We plan to proceed with termination of the agreement and option and also dispute these claims for payment although there can be no assurance that we will be successful.  If we are not successful, the claim for $60,000 could have a material adverse effect on our capital plans over the next twelve months and could require that we raise additional capital sooner than planned, if we are not able to generate sufficient capital from operations.

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

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital of $322,061 as compared to $171,038 of working capital as of December 31, 2008. The increase in working capital is attributed to net proceeds of approximately $1.6 million received in our private placement of common stock as well as proceeds from the exercise of certain consultant stock options between February and July 15, 2009, offset by the use of capital in the development of our production models and related expenses during the first nine months of 2009.  Our principal source of liquidity has been from our founder, and proceeds of $977,000 from a private placement of our common stock completed in 2008 and approximately $1.6 million of proceeds from two private placements conducted in 2009. Stock option exercises resulted in additional proceeds of $807,000 subsequent to September 30, 2009.

We have begun implementing our plan of operation with the design and development of prototypes for our planned products.  We have also begun establishing relationships with third party manufacturers in connection with the commercialization of our products.  We launched the commercialization of our planned products in the third quarter of 2009.  We believe that we will need additional capital to continue the launch of the commercialization of our planned products and meet anticipated demand over the next twelve months.  We raised approximately $1.6 million in private equity financing in 2009.  We believe that we will need approximately $1.5 to $2.5 million of additional capital over the next twelve months for commercialization of our products and technology needed to bring our business to a level to be able to sustain positive cash flow from operations. If we are unable to generate this amount from our planned operations, we will need to seek additional financing.  We may also seek additional financing to build internal manufacturing capacity.  We believe that we will need approximately $6.0 to $7.0 million to do so.  The common stock sold in the private placement financings will not be and has not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.  This disclosure relating to our equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

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

Critical Accounting Policies

As of September 30, 2009, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, except as follows.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Stock Based Compensation

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), now ASC 718.  ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” now ASC 505 and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123(R), now ASC 718.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  Since there is not a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the alternative electricity industry in accordance with Question 6 of SAB Topic 14.D.1, ASC 718.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off this company’s historical stock prices for a period similar to the expected term of the option.  The company used is larger and at a later stage in its life cycle.  Our actual volatility could vary from the estimate used based on this company, which could have a material impact on future results of operations.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2009. This conclusion is based on the Company’s failure to timely disclose as a material agreement the Option Agreement between the Company and Alternative Wind Resources, LLC, dated April 29, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months.  The Company raised $741,000 in its recent private placement completed July 14, 2009 and received $833,000 in early July 2009 from the exercise of stock options by certain optionholders.  After consideration of the Company’s then-current financial situation and the appropriate focus of the Company’s executive management on product development rather than fundraising, it was determined that no further funds were required to be raised at that time.  However, if we are unable to generate any additional needed capital from our planned operations, we will need to seek additional financing.  We may also seek additional financing to accelerate our growth.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital through issuance of debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

We depend on outside consultants with whom we do not have agreements which could have an adverse effect on our business if they were to discontinue providing services.

We are a development stage company and have only 4 employees.  We have utilized the services of outside consultants to assist in developing and implementing our business plan and operations.  These consultants have assisted us primarily with the assembly, construction and design of Wind Tamer turbine prototypes and production models, and component parts related thereto, the development and planning of manufacturing and distribution logistics and strategy, and advice and assistance on our management structure, business development and product marketing strategy.  We do not have long-term agreements with them to perform services for us and they could stop providing services for us at any time.  As a result, if several of these consultants were to discontinue providing services for us before we are able to hire additional full-time employees or make arrangements with additional consultants, it would have an adverse effect on our business.

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

Our agreement with an early stage company for the order of some of our initial turbines contains uncertainty regarding the term and pricing and an exclusivity provision which could have an adverse effect on our growth and development, and we could be deemed in breach of the agreement and required to return payments made to us.

We entered into an agreement with an early stage company which planned to offer WindTamer turbines to its customers, to produce a 15kWh prototype wind turbine unit.  The agreement also calls for the order of 1,000 turbines from us and provides the customer with an exclusive right to purchase from us all 15kWh and larger wind turbines for wind farms and industrial uses and development for an undefined period.  The agreement contemplated the 15kWh prototype would be delivered by May 30, 2009, but we have not yet delivered the 15kWh prototype. In April 2009 we also granted the customer an option for 60 days to enter into an exclusive license agreement with us for 50 years for the sale of our 15 kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if our due diligence provided to them was not reasonably acceptable. The customer paid a $10,000 fee for the option but has not paid the $6.0 million license fee. We received a letter from the customer dated September 10, 2009 purporting to terminate the agreement based on our failure to deliver the prototype, and the option based on the failure to provide due diligence, and demanding the return of $60,000 provided to the Company. Specifically, section 4 of the option agreement required that the Company provide the customer with documentation on our fluid driven vacuum enhanced generator patent (United States Patent No. 6655907, issued December 2, 2003), information about our patent applications, and evidence that WindTamer has the authority to grant such exclusive rights to Alternative Wind Resources, LLC.  The Company provided copies of our patent for that subject matter as well as patent pending applications.  The Company believes that it has complied with these provisions of the agreement and intends to dispute the customer's claims that it did not provide such information.  The Company plans to proceed to terminate the agreements and to dispute these requests although there can be no assurance that it will be successful. If we are not successful in disputing the claims we may be required to return the $60,000 in payments which could have a material adverse effect on our capital plans over the next twelve months, and could require that we raise additional capital sooner than planned if we are not able to generate sufficient capital from operations.

If the agreement or option is not ultimately deemed terminated, the exclusivity provision could limit our ability to expand our customer base in these markets in the future which also could have an adverse effect on our growth and development.

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

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, we are required to include in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K our assessment of the effectiveness of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were ineffective as of September 30, 2009.  The ineffectiveness of our disclosure controls and procedures related to the Company’s failure to timely disclose a material agreement.  If we cannot adequately maintain the effectiveness of our disclosure controls and procedures, current and potential shareholders could lose confidence in our public reporting and we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, either of which could adversely affect our financial results and the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to Item 15. "Recent Sales of Unregistered Securities During the Past 3 Years" on page II-2 of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2009 for a summary of our previously reported sales of unregistered securities. Since the date of the Registration Statement on Form S-1 filed October 21, 2009, there have been no material developments in previously reported sales of unregistered securities, except as set forth below.

On November 5, 2009, the Company issued 15,340,000 shares of common stock to 100 Demetrios Inc., 200 Anastasios Inc., 300 Ioannis Inc., 400 Terry Inc., 500 Sofia Inc., 111 EJH, Inc., 609 MTH, Inc., 10 EJH, Inc., and Charles LaLoggia, upon the exercise of vested stock options initially granted to consultants Michael Hughes, Peter Kolokouris and Charles LaLoggia in July and November 2008.  The options had an exercise price of $0.05 per share and the Company received total proceeds of $767,000.  The transactions were exempt from registration under Sections 4(2) and 4(6) of the Securities Act.  The shares were issued in transactions not involving a public offering and only to accredited investors.   Each of the option holders is an accredited investor as defined under the Securities Act, was knowledgeable about the Company’s operations and financial condition and had access to such information. The transactions did not involve any form of general solicitation. The shares issued upon exercise of the options are restricted from resale and were acquired for investment purposes only.

On November 5, 2009, the Company issued 400,000 shares of common stock each to Jesse Brock and Richard Brock, at the exercise price of $0.05 per share, for total proceeds of $40,000 upon the exercise of options granted under the Company’s 2008 Equity Incentive Plan in November 2008, before the Company became subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.  The transactions were exempt from registration under Rule 701 of the Securities Act. The shares were issued in transactions not involving a public offering.  Jesse Brock is the son, and Richard Brock is the brother of the Company’s Chairman and Chief Executive Officer, Gerald Brock.  Jesse Brock served as a consultant to the Company and assisted in building WindTamer prototypes.  Richard Brock has also served as a consultant to the Company in connection with production model development, assembly, and installation. Each person was knowledgeable about the Company's operations and financial condition and had access to such information. The transactions did not involve any form of general solicitation. The shares issued upon exercise of the options are restricted from resale and were acquired for investment purposes only.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits:

10.1
Form of Lock-Up Agreement with Eugene R. Henn, George Naselaris, and Anthony C. Romano Jr., each dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 15, 2009 (File No. 000-53510)).

10.2
Lock-Up Agreement with Gerald E. Brock dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.3
Lock-Up Agreement with John Schwartz dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.4
Lock-Up Agreement with Jesse Brock dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.5
Employment Agreement between WindTamer Corporation and Gerald Brock effective as of July 14, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.6
Form of WindTamer Corporation Stock Option Award Agreement with employees/consultants under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.7
Agreement for Limited Research between WindTamer Corporation and Clarkson University dated August 18, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated August 21, 2009 (File No. 000-53510)).

10.8
Lease Agreement between WindTamer Corporation and Court Street Complex, LLC dated August 20, 2009 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated August 21, 2009 (File No. 000-53510)).

10.9
Option Agreement between WindTamer Corporation and Alternative Wind Resources, LLC, dated April 29, 2009 (incorporated by reference herein to Exhibit 10.24 to the Registration Statement on Form S-1 of WindTamer Corporation dated September 16, 2009 (File No. 333-157304)).

	31.1	Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION
(Registrant)

November 5, 2009
	By:	/s/ GERALD E. BROCK
	Name:	Gerald E. Brock
	Title:	Chief Executive Officer and
Chief Financial Officer