Form 10-K
period 2009-12-31
WindTamer Corp
filed 2010-03-11
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

  Commission  File Number: 001-53510

WindTamer Corporation
(Exact Name of Registrant as Specified in its Charter)

New York	16-1610794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

156 Court Street Suite # 7 Geneseo, New York	14454
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)
(585) 243-4040

(Former name, former address and former fiscal year, if changed since last report)
6053 Ely Avenue
Livonia, New York 14487

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $28,622,000, based on the closing sale price of $1.00 per share as of the end of the last business day of the registrant's most recently completed second fiscal quarter. No public market for the registrant's stock existed as of June 30, 2009.  The aggregate market value reported herein is based upon the sale of 636,000 shares of common stock of the Company between the dates of February 2, 2009 and June 30, 2009, at a price of $1.00 per share, pursuant to a private placement conducted by registrant in reliance upon an exemption from registration under Section 3(b) of the Securities Act of 1933 and Rule 505 of Regulation D thereunder.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2010
Common Stock, $.0001 par value per share	115,457,848 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held in 2010 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

Item 1.	Business

Company Overview

We have developed a new technology that we are using in our “WindTamer™” wind turbine.  Our patented technology is new to the wind turbine industry.  We believe that our technology is a more efficient way to harness wind energy than currently used in the industry.  We are in the initial stages of marketing and selling our product to generate power in the residential, commercial, governmental, industrial, recreational, and portable markets.  In the future, we plan to develop our technology for sale in the low-head hydro and transportation markets. We intend to market our technology worldwide through manufacturing, distribution and licensing arrangements.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc. In November 2008, we changed our name to WindTamer Corporation. Our founder, Gerald E. Brock, invented the “WindTamer™” wind turbine in 2002. In December 2003, Mr. Brock was issued a patent for the WindTamer turbine technology, which was assigned to us. In 2007, Mr. Brock began to focus entirely on WindTamer and commercialization of the technology. In January 2010, we were issued a patent that protects the ornamental design of the Company's wind turbine diffuser. We have also filed four additional utility patent applications that we believe improve upon our technology, all of which are currently pending. We are seeking international patent protection for our technology.

Since 2002, we have produced numerous working prototypes of WindTamer turbines and have collected a variety of data related to the performance of the machine. From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer turbine prototypes. In the fourth quarter of 2009, we began selling our turbines with limited marketing efforts, and are gradually increasing our sales and marketing efforts. We started to install turbines in the first quarter of 2010 that we sold in 2009. We have not yet begun large scale manufacturing of our turbines or large scale marketing of them to customers, although we expect to commence both in 2010. We are continually working to improve on our technology.

We currently work with third-party suppliers to provide us with the components for us to assemble our turbines. We continue to refine our manufacturing requirements. We do not have any manufacturing or supply contracts and this could hinder our development if suppliers cease to do business with us or are unable to meet our demand. See “Risk Factors - We are initially relying on independent manufacturers and suppliers for our products which could delay our progress and later cause delay and damage customer relationships.”

In February 2010 we entered into agreements with three distributors for domestic distribution of our products.  We expect to enter into agreements with additional distributors for domestic distribution of our products in 2010 and beyond.  We plan to license our technology for manufacture and distribution internationally.  At this time, however, we have no definitive licensing agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

Business Strategy

We intend to use our proprietary technology to become a leader in wind turbine and renewable energy markets. We believe that our turbines will be sold to generate energy in the residential, commercial, governmental, industrial, recreational, and portable markets. We plan to do this by, among other things:

•	Developing manufacturing capacity to facilitate mass production of our wind turbines to be sold in U.S. and strategic alliances for the manufacture and sale to foreign markets;
•	Developing a sales force both organically and through strategic marketing and distribution alliances;
•	Enhancing the design, functionality, reliability, safety and cost effectiveness of our patented technology; and
•	Establishing joint ventures, strategic alliances, working participations, licensing, and/or royalty agreements with third parties to augment our manufacturing and marketing efforts worldwide.

In 2010, we intend to phase out our reliance on subcontractors and third parties for certain aspects of the production of our turbines, and bring certain parts of our domestic production in-house.  We do not expect to manufacture our turbines for international delivery, but instead plan on entering into licensing agreements to sell our products in a particular territory.

We have done extensive testing on the performance and efficiency of WindTamer turbines. We believe the data from this testing show the superiority of our product when compared to other currently available wind turbine technologies. We intend to continue to enhance and improve the design and performance of our product and technology. We are currently pursuing further patents that we believe improve upon our wind turbine technology and have four pending utility patent applications.

WindTamer turbines can be installed in a variety of ways, including, among others, mounted on poles, mounted on rooftops, mounted on parking lot light poles and mounted on a mobile trailer.   We have initially introduced WindTamer turbines that range in size from 1.0 to 3.5 kilowatts for commercial, industrial, governmental and residential use. Larger turbines, including a 15kw turbine, are currently under development.

We believe that the political climate for the sale of WindTamer turbines is beneficial. The energy that people utilize, how that energy is produced, and the by-products of producing that energy are topics in political forums around the world. The greater use of wind power in lieu of generators that use fossil fuels to generate power will reduce harmful emissions such as carbon dioxide and sulfur dioxide.

Industry Overview

The use of renewable energy technologies has grown rapidly during the past several years. Climate change concerns coupled with high energy prices are factors that are increasing growth in the renewable energy industries. Investment capital flowing into renewable energy reached US$17 billion in 2008. This has been due to, among other things, significant increases in commodity fuel prices, increased environmental awareness and political and social movement towards greater use of renewable energy. These renewable energy resources include wind, solar, geothermal heat, tides and biofuels. As a result, we believe there is a demand for machines and processes that can deliver renewable energy at rates that are competitive or superior to those currently being offered by competing technologies.

As of December 2008, worldwide wind farm capacity was approximately 120,000 megawatts (MW), and wind power produced approximately 1.3% of U.S. electricity consumption. The U.S. is an important growth area for wind power. The latest American Wind Energy Association, or AWEA, figures show that installed U.S. wind power capacity has reached 28,200 MW which is enough to serve seven million average households.

In the AWEA Small Wind Turbine Global Market Study, year ended 2008, published by the AWEA in June 2009, the AWEA estimates that 74 companies based in the U.S. manufacture, or plan to manufacture, small wind turbines. According to AWEA, grid-connected, residential-scale systems of 1 – 10kWh in capacity constitute the fastest growing market segment. The AWEA study concludes that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by the federal government and select states, which include, among others, New York, California, Michigan, and Massachusetts. There can be no assurance that these incentives or market conditions will continue, and the failure to do so would have a material adverse affect on our business.  See "Risk Factors –  'The expiration or cancellation of federal tax benefits and state regulatory benefits for renewable energy generation would adversely affect our development ' and 'Deteriorative changes in the currently reported condition of the small wind energy industry market would adversely affect our development '"

In February 2010 the Small Wind Certification Council, or SWCC, began accepting certification applications to certify small wind systems to a performance, safety, reliability, and sound standard created by AWEA. Several states have indicated that they will require turbines to be SWCC-certified in order to be eligible for their incentive programs.   There can be no assurance, however, that our products will receive SWCC certification. If we do not receive SWCC certification for our products, purchasers of our turbines may not be eligible for incentive programs in states which require the certification for such programs.

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

Turbines with a capacity to generate 10 kWh of electricity are often used to power single homes or farms in remote or off-grid locations. In our efficiency testing we have found that WindTamer turbines have the ability to generate power at both lower and higher wind speeds than conventional three-bladed or helix-shape blade wind turbines. Based on this testing, we believe that our smaller capacity generators may be able to fill the need provided by 10 kWh wind turbines today.

The cost of wind turbines can typically be offset by available federal and state tax credits and cash rebates.  For instance, there is a federal Investment Tax Credit of 30% for qualifying installations of wind energy systems currently scheduled to expire in 2016.  Additionally, New York State, through the Energy Research and Development Authority can subsidize up to 50% of a project's cost for commercial and industrial users.

Our Products and Technology

Using our patented technology, we have developed the WindTamer wind turbines.  Based on our testing data, we believe that our WindTamer turbines extrapolate a higher amount of usable electricity from the wind’s kinetic energy as compared to similar-sized conventional wind turbine technology currently available, including other diffuser augmented wind turbine technology (see description below in the section titled “Our Technology”), or helical horizontal (a twisted blade rotation in the shape of a helix) or vertical wind turbine technology (a three bladed set up that stands vertical and rotates perpendicular to the wind).

WindTamer

We believe that the appeal of WindTamer rests, in part, with its simplicity. It resembles a sleek jet engine in appearance, rather than the conventional wind turbine with long blades. As the result of this design, we believe it poses little or no threat to birds, pets or the environment. The turbines typically stand 20 to 60 off the ground in stand-alone applications and require only 10 square feet of land or roof-top surface area to mount. Conventional wind turbines require 120-foot towers weighing upwards of 1,500 pounds, with a generator weighing 1,200 pounds set atop the tower and copper wires to transmit power from the generator to the ground add another 200 pounds.  WindTamer turbines weigh approximately 100 to 1,000 pounds depending on size and power capacity. WindTamer turbines operate with minimal noise or vibration. The design of our units provides for UV-ray and weather protection based on testing in different seasonal condition. We believe that these features allow for reduced maintenance costs and increased longevity compared to conventional wind turbines, which are bare blades exposed to the elements and have more moving parts.

We believe we will need to continue research and development to improve upon our technology, as is common with many other technologies.  We will also need to continue to develop our manufacturing and assembly base and sales and distribution resources and networks to continue the commercialization of our products.  We have begun to manufacture turbines for power capacities from 1.0kWh to 3.5 kWh.  We are marketing and selling these models for use in the commercial, governmental, industrial, residential and recreational markets.

Our Technology

WindTamer turbines are what are known as a Diffuser Augmented Wind Turbine, or DAWT. We believe our patented technology, known as “Fluid-Driven Vacuum Enhanced Generator,” improves upon the existing DAWT technology.  Our technology consists of a fluid-driven power generator having a turbine with several vanes, an exhaust chamber, a device for directing a first fluid towards the vanes of the turbine, a device for directing a second fluid through the generator housing assembly without contacting said turbine, a device for combining the first fluid and the second fluid in an exhaust chamber, and a device for creating a vacuum in the exhaust chamber. The technology utilizes two vacuums pulling the wind through WindTamer’s rotor aiding the push of the wind which existing DAWT technology does not provide. We believe that our technology allows for several times the extracted usable electrical energy from the wind’s kinetic energy than is provided by conventional and helical wind turbines of similar or larger size.

We continue to build and test new prototypes and perform additional research and development to further improve our patented technology.  During this testing, the Company found that the WindTamer turbine outperformed several of the top selling conventional wind turbines, all of which were two to ten times larger in size than WindTamer. WindTamer produced several times the electrical output of similar sized conventional wind turbines without many of the problems associated with such conventional wind turbines. However, we are continuing to test and may find material negative results in the future. Additionally, there can be no assurance that technological developments by others will not show material negative results in our performance.  See “Risk Factors — If we are unable to adopt or incorporate technological advances into our products, our proposed business could become uncompetitive or obsolete and we may not be able to effectively compete with the alternative products.”

We have also filed four additional utility patent applications that we believe improve upon our wind turbine technology, all of which are currently pending.  One of the pending patent applications has been filed under the International Patent Cooperation Treaty, or PCT, which, if granted, provides additional time to file for patent protection for our technology in one or more PCT member countries. This is part of our plan to expand our patent protection beyond the U.S. by filing patent applications in Europe and other foreign jurisdictions.

Competition

We compete directly against companies that manufacture and sell conventional wind turbines and helical wind turbines, and also with those that manufacture and sell generators powered by diesel, natural gas, propane and gasoline. Sales of conventional wind turbines and helical wind turbines make up a very small fraction of the U.S. market for generators, and are sold predominately outside the U.S. According to the AWEA, in 2008, 98% of new capacity added through global wind turbine sales was generated by only eight turbine manufacturing companies: GE Energy, Vestas, Gamesa, Acciona WP, Mitsubishi, Clipper, Suzlon, and Siemens. These companies are manufacturers of large wind turbines. We expect that the larger-capacity versions of the WindTamer turbines will not only compete with these companies, but can also be used as a complement to these larger turbines in wind farm applications.

The small wind turbine market consists of many manufacturers.  Bergey WindPower Co., based in Norman, Oklahoma, is one of the world’s leading suppliers of small wind turbines. Bergey WindPower Co. has installations in all 50 states and more than 100 countries, and an international network of about 500 dealers. There are several other suppliers of small wind turbines in the U.S that are focused on the residential and small business markets with whom we will compete, including but not limited to, Southwest Energy, Mariah Power, FloDesign, WePower, Helix Wind, Urban Green Energy, Raum Energy, Kestrel, Proven Energy, Endurance Wind Power and Venetera Energy.

Competitive Advantages

We believe that the WindTamer turbine has several competitive advantages over conventional wind turbines and other energy sources for power generators.

•
More Cost Effective than Existing Conventional Wind Turbines. We believe that our WindTamer turbines are more cost-effective than existing conventional wind turbines, resulting in a shorter payback period.  In addition, we expect annual maintenance for the WindTamer turbine to be significantly less than conventional turbines.

•	Quiet Operation. WindTamer turbines operate quietly even under the heaviest of electrical loads. Conventional wind turbines and traditional fuel operated generators can be very noisy.

•
Point of Consumption Application. The WindTamer turbine can be used as a point of consumption machine by being placed in very close proximity to where electricity is needed. Conventional wind turbines cannot be roof mounted due to vibration and noise inherent in their operation, and are often placed hundreds of feet, or more, from the point of consumption. Conventional wind turbines typically require an acre of land with guide-wired towers 120 feet high, and several hundred feet of transmission lines along roads and access avenues to the tower, while WindTamer turbines can be placed on top of or adjacent to commercial buildings or residential homes.

•
Government Support. We believe that the availability of government tax credits for purchasers of wind turbines may be helpful to us in competing with generators powered by other energy sources.  For example, the federal government provides a tax credit for 30% of expenditures to install wind energy equipment up to 100 kilowatts and a production tax credit which provides a $.021 per kWh benefit for the first 10 years of facilities operation. States offering financial incentives include, for instance, New York State which through the Energy Research and Development Authority now subsidizes up to 50% of a project's cost for commercial and industrial users.   These tax credits can help make wind turbines more attractive than other power generation products.  One of our challenges will be to obtain approvals from these government authorities so that purchasers of our products can qualify for these incentives, to the extent required.  Since we have only just begun to manufacture and sell our initial products, and have a limited operating history, we cannot be sure that our products will qualify for these incentives. As a result, there can be no assurance that these financial incentives will help to make our products competitive with other energy sources. Additionally, if these incentives or similar incentives in other states are repealed, reduced or not renewed, demand for our products and future development efforts would be adversely effected.  See “Risk Factors – The expiration or cancellation of federal tax benefits and state regulatory benefits for renewable energy generation would adversely affect our development.”

•
Easy Installation.  Installation of WindTamer turbine is relatively easy, particularly when compared to installation of conventional wind turbines.  A typical installation can be completed in two to three days.  During the installation of our first sales, we discovered that the permitting process for our WindTamer units is generally quick and acceptable to local building inspectors and town boards.  We have approached and received approval from more than 10 town boards for the installation of our WindTamer turbines.

•
Works at Various Weather Conditions. Conventional wind turbines automatically shut down by means of furl or feathering when wind speeds exceed approximately 25 to 35 miles per hour.  WindTamer turbines have been tested at speeds in excess of 75 miles per hour without shutting down and without incurring any damage. During research and development, WindTamer turbines were left exposed to a wide variety of weather conditions, including snow and ice storms along the Canadian border, for a continuous period of two years with no maintenance issues. The rotor blades are protected from the weather and UV rays, which often contribute to the demise of conventional wind turbines shortening the life of the generator and rotor blades.

•
Safety. WindTamer turbines pose virtually no safety risks as the rotor blades are housed. Unlike conventional wind turbines, there is no risk of rotor blade throw. Conventional wind turbines can throw rotor blades, and certain large wind turbines have been documented to throw a rotor blade a quarter mile from the turbine. In addition, there is no danger of ice build-up with WindTamer turbines because the rotor blades are housed. When conventional wind turbines are idle, ice can accumulate on the blades and be thrown when the turbines engage, causing potential health hazards to persons or animals during cold weather operation. Conventional wind turbine rotor blades are exposed and operate in open air presenting a hazard to birds.  Due to our turbines’ design, birds and bats do not fly into WindTamer turbines.

•
Lower to the Ground.  WindTamer turbines are typically mounted on poles that are half as high as other turbines' poles.  WindTamer pole-mounted turbines are installed on a pole that is typically 30 feet to 60 feet in height, depending on the size of the turbine being installed, as compared to poles that are typically 120 feet for a comparable conventional turbine.  We are able to use shorter poles because our turbines' efficiency is superior to other turbines, and therefore we do not require the higher winds that exist at higher elevations to produce power. WindTamer turbines can be installed at the higher elevations if the customer elects to capture the higher wind speeds to generate more power.

Additional Vertical Markets

We have received substantial interest in our turbines, including the under-development, larger 172GT-15000 unit, from various entities that we did not originally include as target markets.  However, we have since become more aware of the potential high demand for, as well as the variety of applications of, our turbines in these additional vertical markets.

•	Landfills; Airports;

•	Schools and Universities;

•	Mobile Unit Opportunities; and

•	Rooftop and Lighting Pole Applications.

We have discovered there is the potential for many ancillary sales when selling our turbines, including selling service contracts, applying custom color or graphics to a unit, offering long term warranties, offering various types of wind studies, and supplying a range of options in storage batteries.

Domestically, we are utilizing distributors to maximize our sales, as well as employing our own sales staff.   We are fulfilling sales orders by initially arranging for the manufacture of our turbines via third parties and, eventually, we plan to manufacture via our in-house manufacturing.  We do not expect to manufacture our turbines for international delivery, but instead plan on entering into licensing agreements for the right to manufacture and sell our products in a particular territory.

Customers

While we believe there will be wide application for our products, we have initially focused selling our turbines domestically for residential, commercial and governmental customers. Our initial customers have been in the residential and light commercial markets, although we are in negotiations for larger orders in the governmental, industrial and recreational markets.  We plan to work with larger customers for wind farm applications. In the second half of 2010 and beyond, we plan to seek licensing arrangements with international customers.

Intellectual Property

Patents

WindTamer turbines are a Diffuser-Augmented Wind Turbine, or DAWT. We have developed our turbines using our patented technology, “Fluid Driven Vacuum Enhanced Generator” (U.S. Patent No. 6,655,907). This patent was issued in December 2003, was assigned to the Company and expires in 2022.

We also own U.S. Patent No. D608,736 entitled "Diffuser for a Wind Turbine," which issued in January 2010.  This patent protects the ornamental design of the Company's wind turbine diffuser.  This patent will expire in 2024.  We have also filed corresponding design patent applications in Mexico and Canada, both of which are currently pending.

We have also filed four additional utility patent applications that we believe improve upon our wind turbine technology, all of which are currently pending.  One of the pending patent applications has been filed under the International Patent Cooperation Treaty (PCT) which provides additional time to file for patent protection for our technology in one or more PCT member countries.

Trademarks

We regard our proprietary rights as valuable assets that are important to our competitive advantage. Our trademarks include the names WindTamer™ and Hydro Tamer™, and the slogan WindTamer Bringing Wind Power Down to Earth™ including the design of that slogan. We have pending trademark applications for each of these trademarks in the U.S.   Also, the marks WindTamer™ and Hydro Tamer™ have pending trademark applications in Canada. Further, the marks WindTamer™ and the slogan WindTamer Bringing Wind Power Down to Earth™ have pending trademark applications in Mexico. We plan to use these trademarks in marketing our products.

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

Based on its size and relative quiet operation, we believe that installation of a WindTamer turbine has fewer such requirements. While zoning laws vary according to jurisdiction, we believe in many instances no zoning approval would be required for residential or commercial installation of a WindTamer turbine. However, it is possible that zoning approvals for end users could delay implementation for purchasers of our products. For instance, in late 2009 we arranged with the Town of Perry, New York, to install one of our 3.5 kWh wind turbines at the Perry/Warsaw Airport in Perry, New York to assist in our continuing testing and to provide auxiliary power for the airport.  The town obtained a local county building permit and Federal Aviation Administration, or FAA, approval for installation of the structure on the airport premises.  The building permit and FAA approval process took approximately five months.

Several states offer financial incentives to purchasers of small wind powered systems. Some of these states have indicated that receipt of financial incentives available to purchasers of wind powered systems will be dependent upon the purchased system receiving certification from the SWCC.

Research and Development

Our research and development activities have focused on developing, improving, and testing our WindTamer turbine and related components. We plan to continue to focus our resources to enhance the design and performance of our technology, and to develop our larger 7.5 kWh and 15kWh turbines.  Research and development expenses for the fiscal years ended December 31, 2009 and 2008 and since inception through December 31, 2009, were $828,724, $249,171 and $1,124,177, respectively.

Employees

We currently have fifteen full-time employees and six part-time employees.   As we further develop and market WindTamer, we will need to hire additional employees.  We plan to hire approximately 25 to 50 additional employees over the next 12 months in the areas of sales, administration, engineering and product assembly.

Office and Facilities

Our executive offices are located at 156 Court Street, Geneseo, New York 14454.  At this location we lease offices and a warehouse containing a total of 4,300 square feet of space.  We utilize this space to assemble our WindTamer turbines.  In the second half of 2010 we intend to move into a larger facility to expand our manufacturing capacity and to bring certain parts of our domestic production in-house.

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

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate.  For instance, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models.  We commenced our selling efforts in the late third quarter of 2009, but have had only limited sales to date. We plan to continue our selling efforts, although there can be no assurance that we will be successful in expanding our sales. Additionally, we had planned on raising $20 million in a private placement in 2009, but we later determined to cease raising funds in that private placement after raising only $741,000.  We stopped raising funds after raising only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive management should be on product development rather than fundraising, and further concluded that it was not in the best interests of the Company to raise more than $741,000 at that time.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months.  We raised approximately $2.6 million in equity capital during 2009.   However, if we are unable to generate any additional needed capital from our operations, we will need to seek additional financing.  We may also seek additional financing to accelerate our growth.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

The auditors report for the fiscal years ended December 31, 2009 and 2008 is qualified as to the Company's ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2009 and 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  We are a development stage company and have had no significant revenues to date.  The lack of sales and recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we launch the commercialization of our products and could make it challenging and difficult for us to raise additional financing, especially during the current global financial crisis all of which could have a material adverse impact on our business and prospects and result in a complete loss of your investment.

Our future success depends on our founder and other key executives and our ability to attract, retain and motivate qualified personnel.

Our future success is largely dependent upon our founder, Gerald Brock, and the other principal members of our executive team including, without limitation, our President William Schmitz.  The unexpected loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives and have a serious impact and adverse effect on our business, financial condition and results of operations, and an investment in our stock.  Recruiting and retaining qualified management, sales, marketing, and other personnel and consultants will also be critical to our success.  We may not be able to attract and retain these personnel and consultants on acceptable terms. We do not maintain "key person" insurance on any of our employees.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.

If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management and other resources.  We intend to phase out our reliance on subcontractors and third parties for certain aspects of the production of our turbines, and bring certain parts of our domestic production in-house.  As a result, our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot provide assurance that we will be able to expand our production capabilities effectively or at all, that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth.  We cannot provide assurance that our management will be able to manage this growth effectively.

We depend on outside consultants with whom we do not have agreements which could have an adverse effect on our business if they were to discontinue providing services.

We are a development stage company and have only 21 employees.  We have utilized the services of outside consultants to assist in developing and implementing our business plan and operations.  These consultants have assisted us primarily with the assembly, construction and design of WindTamer turbine prototypes and production models, and component parts related thereto, the development and planning of manufacturing and distribution logistics and strategy, and advice and assistance on our management structure, business development and product marketing strategy.  We do not have agreements with them to perform services for us and they could stop providing services for us at any time.  As a result, if any or several of these consultants were to discontinue providing services for us before we are able to hire additional full-time employees or make arrangements with additional consultants, it would have an adverse effect on our business.

We face competition from several sources, which may make it more difficult to introduce WindTamer turbines into the electrical power generation market.

The power generation and renewable energy markets in which we compete are rapidly evolving and intensely competitive. We face formidable competition from traditional and well-capitalized fossil-fueled generator manufacturers and distributors, from established conventional wind turbine manufacturers and distributors as well as from other providers of renewable energy. Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets. Competitors in the traditionally powered generator markets, including fossil-fueled generators, the conventional wind turbine powered generator markets and other renewable energy markets also may be able to devote far greater resources to technology development and marketing than we can.

We may not be successful in developing and sustaining the alliances necessary for the successful penetration of our target markets.

Our business plan contemplates that we establish and sustain relationships with third-party distributors or retailers for the production and marketing of WindTamer turbines. We have begun establishing relationships to distribute and market our products.  There can be no assurance that we will be successful in developing or sustaining the necessary relationships, or that these relationships will prove to be successful in selling our products. If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operation or become profitable.

Our agreement with an early stage company for the order of some of our initial turbines contains uncertainty regarding an exclusivity provision which could have an adverse effect on our growth and development, and we could be deemed in breach of the agreement and required to return payments made to us.

In March 2009 we entered into an agreement with an early stage company, Alternative Wind Resources, LLC, to produce a 15kWh prototype wind turbine unit.  The agreement also called for the order of 1,000 turbines from us and provided Alternative Wind Resources with an exclusive right to purchase from us all 15kWh and larger wind turbines for wind farms and industrial uses and development for an undefined period.  The agreement contemplated the 15kWh prototype would be delivered by May 30, 2009, but we did not deliver the 15kWh prototype.   In April 2009 we also granted Alternative Wind Resources an option for 60 days to enter into an exclusive license agreement with us for 50 years for the sale of our 15 kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if our due diligence provided to them was not reasonably acceptable. Alternative Wind Resources paid a $10,000 fee for the option but did not pay the $6.0 million license fee. We received a letter from Alternative Wind Resources dated September 10, 2009 terminating the agreement based on our failure to deliver the prototype, and the option based on the failure to provide due diligence, and demanding the return of $60,000 previously paid to the Company. The Company believes that it has complied with the provisions of the agreement and intends to dispute Alternative Wind Resources’ claims that it did not provide such information.  The Company has confirmed the termination of the agreements and has disputed these requests although there can be no assurance that it will be successful.  If we are not successful in disputing the claims we may be required to return the $60,000 in payments which could have a material adverse effect on our capital plans over the next twelve months, and could require that we raise additional capital sooner than planned if we are not able to generate sufficient capital from operations.  As of December 31, 2009, the $60,000 is included in accounts payable and accrued expenses on the Company's balance sheet.

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

We expect that technological advances in the processes and procedures for harnessing wind energy will continue to occur. As a result, there are risks that alternative products to WindTamer turbines could be developed for generating electricity. These advances could also allow our competitors to produce wind turbines with better efficiency and at a lower cost than us. In addition, processes and methods for harnessing renewable energy are also continually under development. If we are unable to adopt or incorporate technological advances, our wind turbines could be less efficient than methods developed by our competitors, which could cause our business to be uncompetitive.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our product from our competitors’ products and services. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

We hold a United States patent for the design of our WindTamer wind turbine and a patent that protects the ornamental design of the Company's wind turbine diffuser. We also have four pending patent applications related to the original technology and for which we plan to make foreign filings. In addition, we are developing a number of new innovations for which we intend to file patent applications. No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued. Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

Our business will be heavily reliant upon patented and patentable technology for wind turbines and related intellectual property. We are not aware of any infringement by us or broad claims against which we may infringe. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

If our products and technology do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.

We are a development stage company and have generated no significant revenues to date. Although we have patented the technology used in WindTamer turbines, we have just begun attempts to market and sell our products. We cannot assure you that a sufficient number of customers will purchase our products. The failure of WindTamer turbines or other products we develop to be accepted in the commercial marketplace would have a material adverse effect on our business. Our technology and products may not compete well against conventional wind turbines and other technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance. This failure to effectively compete could also have a material adverse effect on our business.  As a result, the value of your investment could be significantly reduced or completely lost.

The expiration or cancellation of federal tax benefits and state regulatory benefits for renewable energy generation would adversely affect our development.

Financial incentives to purchasers of our wind turbines will be helpful in our development and growth.   In its Small Wind Turbine Global Market Study, the American Wind Energy Association in June 2008 concluded that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by the federal government and select states. A small number of states have reduced their incentive levels on a per-project basis in order to cut costs while assisting the same (or larger) amount of consumers, while other states have increased their incentive programs with funds from the American Recovery and Reinvestment Act passed in February 2009.  The state incentive programs are supplemented by additional federal support for the wind power industry.  For instance, there is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying small wind electric systems.  This credit is currently scheduled to expire on December 31, 2016. Additionally, there is a Federal Production Tax Credit, which provides a $.021 per kWh benefit for the first 10 years of facilities operation which is currently set to expire for wind on December 31, 2012. These credits can help make wind turbines more attractive than other power generation products.

Since we have only just begun to market our products and have a limited operating history, we cannot be sure that these incentives will help our products compete with other power generation products. As a result, there can be no assurance that they will be helpful. Additionally, if these incentives or similar incentives in one or more states or the federal government are repealed, reduced or not renewed, demand for our products and future development efforts would be adversely affected. Furthermore, the current economic crisis could make the repeal, reduction, or non-renewal of these incentives by certain states or the federal government more likely.

Deteriorative changes in the small wind energy industry market would adversely affect our development.

Several factors have helped the renewable energy markets, including the small wind energy markets.  These factors include, policy support from the state and federal legislatures, rising and volatile prices of conventional electricity, consumer education, and an increased public concern for environmental issues which favor continued development.  There can be no assurance that these conditions will continue to exist throughout our development and continued operation.  As a result, it is possible that these conditions could deteriorate or worsen in a manner that would adversely affect demand for our products and future development efforts.  Furthermore, the current economic crisis could make the deterioration of the conditions of the small wind energy industry market more likely.

We are initially relying on independent manufacturers and suppliers for our products which could delay our progress and later cause delay and damage customer relationships.

We currently use third party manufacturers and suppliers for the development of our products.  Although we plan to develop our own manufacturing operations for certain aspects of our domestic production, we currently have no large scale manufacturing capabilities. If we are unable to maintain satisfactory arrangements for building our products, our business could be adversely affected. Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers or suppliers. At this time we have no such long-term written agreements.  As a result, any of these manufacturers or suppliers could unilaterally terminate their relationships with us at any time, which could adversely affect our ability to produce our products. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

In addition, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements for customers for those items. This, in turn, may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, and could result in a negative customer satisfaction that could negatively impact our future sales. This could adversely affect our business and results of operations.

We are developing larger turbines for sale, which we may not be able to design, which may not be marketable and which we may not be able to properly manufacture.

We believe that there is a substantial market for our larger turbines, including our currently under development 15kw turbine.   Although we have done significant research and development, including computer modeling, of our larger turbines, we have not designed, built and tested a turbine larger than our 3.5kw turbine.  As a result, there can be no assurance that the larger turbines will provide the same or similar efficiency levels as our smaller turbines, and therefore the larger turbines may produce less energy than projected making them less attractive to potential purchasers.

In addition, the design and development of our larger turbines is costly, and we may not be able to fully fund for this design, development and testing.  We are currently in negotiations with third parties to pay for some or all of the design, development and testing of these larger turbines, but there can be no assurances that such negotiations will be successful.  If we are not successful in designing, developing and testing our larger turbines, we will not be able to execute on our business plan which could have a negative affect on our results of operations and your investment.

Further, assuming we can successfully design, develop and test our larger turbines, manufacturing these larger turbines will be expensive and may require skills that we do not possess.  The larger turbines that are currently under development are significantly larger than our current turbines, and the manufacturing, assembly and installation procedures are likely to be different than those associated with our current smaller turbines.   If we are not able to properly manufacture, assemble and install the larger turbines, or arrange for such, then we will not be able to execute on our business plan which could have a negative affect on our results of operations and your investment

We provide a warranty for our turbines, which may result in us providing significant customer support, maintenance and repairs at significant cost to us without corresponding revenue, which could have a materially negative impact on our financial condition and results of operations.

We offer a standard warranty for our turbines and offer certain customers an extended warranty for an additional fee.  In the future, we plan to offer service contracts to certain customers.   Although we do not expect our turbines to require significant maintenance, there can no assurances that such will prove to be correct during the term of the warranty or extended warranty.  If some or all of our turbines require repairs or maintenance, we may be required to spend significant time, money and other resources repairing or maintaining the turbines at significant cost to us without generating any additional revenue for us.  We do not currently reserve funds on our balance sheet to fund servicing our warranty obligations, if any.  Servicing our warranties could result in significant funds and resources being expended by us, which could have a materially negative effect on our financial condition, results of operations and your investment.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.

There is currently only a limited public trading market for our common stock.  We cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market or how liquid that trading market might become. If an active trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive or at all. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Our common stock is deemed to be a “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of shareholders to sell their shares.

There is limited liquidity in our shares.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. These factors include:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals relating to WindTamer;

•	quarterly variations in our results or the results of our competitors;

•	developments in our industry and target markets;

•	general market conditions and other factors, including factors unrelated to our own operating performance.

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

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock.

Gerald E. Brock, our Chairman, Chief Executive Officer and Chief Financial Officer, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership, he beneficially owned approximately 43.3% of our outstanding shares as of February 28, 2010. Through this beneficial ownership, Mr. Brock can significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

Our Restated Certificate of Incorporation provides for a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board, will have the effect of making it more difficult for third parties to insert their representatives on our Board of Directors and gain control of the Company.

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

Under our Restated Certificate of Incorporation, our Board of Directors also has the power, without shareholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock which could be issued as a defensive measure in response to a takeover, such as issuing preferred stock with greater voting rights than the common stock.  In doing so our Board of Directors may determine, with respect to any series of preferred shares, the terms and rights of that series, including the designation of the series, the number of shares of the series, the dividend rights, conversion rights, voting rights, and the rights and terms of redemption and liquidation preferences, which could have preferences and priority over holders of our common stock with respect to these rights.

In addition, our Board of Directors may authorize the issuance of a substantial number of authorized but unissued shares of common stock, approximately 384,000,000 common shares, without action by our shareholders.  The issuance of this substantial number of additional common shares may be used as an anti-takeover device without further action on the part of the shareholders.  Such issuance may dilute the voting power of existing holders of common shares.

These provisions and our authorized but unissued shares could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock, or discourage transactions that shareholders may consider favorable.

We have determined that our internal control over financial reporting and disclosure controls and procedures were ineffective, which, if not remedied, could have an adverse effect on our business and our stock price.

We are required to design and maintain an adequate system of internal control over financial reporting and assess and report on such internal control structure annually.  Additionally, we must also maintain adequate disclosure controls and procedures and include in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K our assessment of the effectiveness of our disclosure controls and procedures. In making these assessments, our Chief Executive Officer and Chief Financial Officer has determined that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2009.  The ineffectiveness of our internal control over financial reporting related to: 1) an insufficient complement of qualified accounting personnel and controls in order to assure adequate segregation of duties; 2) a general lack of formally documented comprehensive entity level controls; and, 3) incomplete documentation and application of general computer control policies and procedures associated with information technology systems used for financial reporting.  The ineffectiveness of our disclosure controls and procedures related to the Company's failure to timely disclose a material agreement.

We are implementing measures to remediate these deficiencies, as described further below under Item 9A(T) "Controls and Procedures."  There can be no assurance that our efforts will be successful.  If we fail to maintain adequate internal controls and disclosure controls and procedures, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed.  Current and potential shareholders could also lose confidence in our public reporting and we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, either of which could adversely affect our financial results and the market price of our common stock.

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING INFORMATION

 In addition to the other information contained in this report, investors should carefully consider the risk factors disclosed in this report in evaluating an investment in our common stock. All statements contained in this report, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

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

Although we believe that the expectations reflected in the forward-looking statements contained herein and in such incorporated documents are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ. All of the forward-looking statements made in this report are qualified by these cautionary statements.

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

Our corporate headquarters are located at 156 Court Street, Geneseo, New York 14454.  At this location we lease offices and a warehouse containing a total of 4,300 square feet of space.  We utilize this space to assemble our WindTamer turbines.  The sublease is for a two year term from November 1, 2009 through October 31, 2011, with a monthly rent of $1,400.  We own or lease no other real estate.

We believe that we will need to lease or acquire additional properties during the second half of 2010 when we anticipate our operations to grow. This includes our plan to move into a larger facility for manufacturing capacity to bring certain parts of our domestic production in-house.

Item 3.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K we are not a party to any material pending legal proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB") under the symbol WNDT.  The common stock was first approved for quotation on the OTCBB on November 16, 2009, and no bid quotations were reported prior to fourth quarter of 2009.  The quarterly high and low bid prices as reported by the OTCBB between November 16, 2009 and December 31, 2009 were $2.60 and $.40, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

At February 28, 2010, we had 118 holders of record.  We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Equity Compensation Plan Information

 Information about our equity compensation plans at December 31, 2009 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options (1)	4,661,667	$.72
Restricted Stock Award (2)	25,000
	4,686,667		0 (3)

Equity compensation plans not approved by stockholders (3)	0	$0	0

Total	4,686,667	$.72	0 (3)

(1)	Consists of the 2008 Equity Incentive Plan, which permits the award of stock options, restricted stock and various other stock-based awards.

(2)	The restricted stock award does not have an exercise price and vested January 5, 2010 upon the achievement of performance targets.

(3)
On December 30, 2009, the Company's Board of Directors approved, subject to shareholder approval, an amendment to the 2008 Equity Incentive Plan to increase the number of shares of Common Stock available for awards from 8,000,000 shares to 16,000,000 shares.  The Company plans to present the proposal for shareholder approval at its Annual Meeting of Shareholders in April 2010.

Recent Sales of Unregistered Securities

On December 21, 2009, the Company issued 91,000 shares of common stock in a private placement to O'Connell Electric Company, Inc., in exchange for electrical contracting services for a purchase price of $91,000. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.  The shares were issued in a transaction not involving a public offering.  The purchaser is an accredited investor as defined under the Securities Act, was knowledgeable about the Company’s operations and financial condition and had access to such information. The transactions did not involve any form of general solicitation.  The shares issued are restricted from resale and were acquired for investment purposes only.

On February 3, 2010, the Company issued 71,428 shares of common stock in a private placement to WOG Holdings, LLC, in exchange for legal services rendered in 2009 for a purchase price of $50,000. The transaction was exempt from registration under Section 4(2) of the Securities Act.  The shares were issued in a transaction not involving a public offering.  The purchaser is an accredited investor as defined under the Securities Act, was knowledgeable about the Company’s operations and financial condition and had access to such information. The transactions did not involve any form of general solicitation.  The shares issued are restricted from resale and were acquired for investment purposes only.

The securities sold in the above-referenced transactions have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuer Repurchases of Equity Securities

We did not make any repurchases of our common stock during the fourth quarter of fiscal 2009.

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

Overview

We are a development-stage company that has developed a new type of wind turbine, based on our patented technology.  We believe that our patented technology enables our turbines to harness wind energy more efficiently than other turbines currently available in the market, thereby enabling our turbines to provide more energy than other comparably sized and priced turbines.

We were formed in 2001 and received our first patent in 2003. From 2003 through the third quarter of 2009, we focused virtually all of our resources on research and development, including the testing of multiple prototypes.  We have collected a variety of test data related to the performance of the machine.  During the fourth quarter of 2009, we began hiring our experienced management team as we expanded our efforts from research and development to also include sales, marketing, operations and related efforts.  We have had no significant revenues to date.  In the fourth quarter of 2009, we began selling our turbines, with installations of turbines beginning in the first quarter of 2010.  We have not yet begun large-scale manufacturing.

We are seeking to market our products in the residential, commercial, governmental, industrial, recreational, and portable markets. In the future, we intend to develop WindTamer turbines of several sizes and capabilities for the low-head hydro renewable energy and transportation markets.  Our initial customers have purchased our smaller turbines in the residential and light commercial markets.  We are targeting customers for substantially larger orders in the governmental, industrial and recreational markets.

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

Financial Operations

The Company expects to incur substantial additional costs, including costs related to expanding our operations to meet our anticipated growth and ongoing research and development activities. We have utilized the proceeds raised from our private placements conducted in 2008 and 2009 to sustain our operations and produce our WindTamer prototype turbines.  Our future cash requirements will depend on many factors, including our level and types of sales and the timing and progress of those efforts, continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first products, which started in the late third quarter of 2009, and possibly later if we are unable to establish satisfactory manufacturing and distribution arrangements, or our products are not initially accepted by the market. This will be affected to a large extent to our ability to secure multi-unit orders from larger commercial customers who we have begun targeting.

We may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our products we may continue to seek to raise additional capital to accelerate the growth of our operations or build on our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “Risk Factors.”

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

We had no revenues for the fiscal years ended December 31, 2009, or 2008, or since inception.

Operating expenses for the fiscal year ended December 31, 2009, or fiscal 2009, were $2,824,440 and $1,139,806 for the fiscal year ended December 31, 2008, or fiscal 2008, and $4,056,181 since inception through December 31, 2009. The increase in operating expenses was due to the increase in operating activities in fiscal 2009 as we began to build our first production models and prepare our operations to begin our first sales.

Our operating expenses have consisted primarily of officer compensation, consulting fees and research and development expenses. The increase in operating expenses in fiscal 2009 included an increase in research and development expenses of $579,553 and an increase in Selling, general and administrative expenses, or SG&A expenses, of $1,105,081 as compared to fiscal 2008.  This increase in research and development expenses was comprised primarily of labor and materials for the construction, testing and refinement of our production models. This increase in SG&A expenses was comprised primarily of compensation and professional fees, including stock-based compensation expense for employees and consultants of $1,011,030 and $407,752 in fiscal 2009 and 2008, respectively.

The Company incurred net losses of $2,823,052 and $1,139,806 for fiscal 2009 and 2008, respectively, and $4,054,601 cumulative since inception.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations.

We have initially introduced WindTamer turbines from 1.0 to 3.5 kilowatts for commercial, industrial, governmental and residential use.  Larger turbines, including a 15kw turbine, are currently under development. We have not yet begun large scale manufacturing of our turbines or large scale marketing of them to customers, although we expect to commence both in 2010. We have begun working with distributors for WindTamer turbines for domestic sale.  We plan to pursue licensing opportunities later in 2010.  At this time, however, we have no definitive licensing agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

We have utilized the proceeds we raised from our private placements conducted in 2008 and 2009 to implement our business plan and build prototypes of our WindTamer turbines.  We plan to utilize these remaining proceeds in the manufacture and commercialization of our products and technology.  We will also have to expand our management team and sales and marketing team to accommodate our growth and expansion. We began taking orders for our first sales in late 2009 and made our first deliveries in January 2010. We plan to hire approximately 25 to 50 persons over the next 12 months in the areas of sales, administration, engineering and product assembly. We have outsourced our manufacturing function to local manufacturers to begin sales but during 2010 we intend to phase out our reliance on subcontractors and third parties for certain aspects of production, and bring certain parts of our domestic production in-house.

In March 2009, we entered into an agreement with Alternative Wind Resources, LLC to produce a 15kWh prototype wind turbine unit by May 30, 2009 in which it agreed to reimburse us for engineering and materials costs for development of this larger prototype unit.  The Company has demanded $77,413.30 as reimbursement for engineering and materials costs, which has not been paid to date. The customer also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype. The agreement also granted Alternative Wind Resources, LLC the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development. The customer provided a $50,000 deposit for the orders, but did not provide the purchase order.  We did not deliver the 15kWh prototype required under the agreement.  In April 2009 we also granted the customer an option for 60 days to enter into an exclusive license agreement with us for 50 years for the sale of our 15 kWh wind turbines and larger upon the payment of $6.0 million license fee. The option was subject to extension if our due diligence provided to them was not reasonably acceptable. Alternative Wind Resources, LLC paid a $10,000 fee for the option, but never paid the $6.0 million license fee. Alternative Wind Resources, LLC, sent us a letter dated September 10, 2009 terminating the agreement and option and demanding return of the $60,000 paid under these agreements for the failure to deliver a prototype and the failure to provide due diligence requested  under the option.  Specifically, section 4 of the option agreement required that the Company provide Alternative Wind Resources, LLC with documentation on our fluid driven vacuum enhanced generator patent (United States Patent No. 6655907 issued December 2, 2003), information about our patent applications, and evidence that WindTamer has the authority to grant such exclusive rights to Alternative Wind Resources, LLC.  The Company provided copies of our patent for that subject matter as well as patent pending applications.  The Company believes that it has complied with these provisions of the agreement and has disputed Alternative Wind Resources, LLC’s claims that it did not provide such information.  We have confirmed the termination of the agreement and option and also disputed these claims for payment although there can be no assurance that we will be successful.   If we are not successful, the claim for $60,000 could have a material adverse effect on our capital plans over the next twelve months and could require that we raise additional capital sooner than planned, if we are not able to generate sufficient capital from operations.  As of December 31, 2009, the $60,000 is included in accounts payable and accrued expenses on the Company's balance sheet.

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

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital of $742,964 as compared to $171,038 of working capital as of December 31, 2008. The increase in working capital is attributed to proceeds of approximately $816,000 received in our private placement of common stock as well as proceeds of approximately $1,600,000 from the exercise of certain consultant stock options in July and November 2009, offset by the use of capital in the development of our production models and related expenses during fiscal 2009.  Our principal source of liquidity has been from our founder, and proceeds of $977,000 from a private placement of our common stock completed in 2008 and the proceeds from two private placements conducted in 2009.

We launched the commercialization of our products in the third quarter of 2009 with sales and installations of turbines beginning in the first quarter of 2010.  We believe that we will need additional capital to meet anticipated demand for our products over the next twelve months.  We raised approximately $2.6 million in private equity financing in 2009.  We believe that we will need approximately $1.5 to $2.5 million of additional capital over the next twelve months to bring our business to a level to be able to sustain positive cash flow from operations. If we are unable to generate this amount from our operations, we will need to seek additional financing.  We have outsourced our manufacturing function to local manufacturers to begin sales but during 2010 we intend to phase out our reliance on subcontractors and third parties for production, and bring certain parts of our domestic production in-house.  We may also seek additional financing for our plans to build internal manufacturing capacity.  We believe that we would need approximately $6.0 to $7.0 million to do so.  There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.

There can be no assurance that any revenues from our operations will be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period.  In such event, we may need to raise additional capital through debt or equity financing. Additionally, even if we are able to achieve cash flow from operations we may seek to raise additional capital to accelerate the growth of our operations or build on our manufacturing and distribution infrastructure.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2009 and 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations.

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

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.   Prior to there being a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Since the Company's stock started trading on the OTCBB, the closing price on the day prior to the grant date has been used.   Further, the excepted volatility was calculated using the historical volatility of a similar public entity in the alternative electricity industry in accordance with Question 6 of SAB Topic 14.D.1, ASC 718.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off this company’s historical stock prices for a period similar to the expected term of the option.  The company used is larger and at a later stage in its life cycle.  Our actual volatility could vary from the estimate used based on this company, which could have a material impact on future results of operations.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of December 31, 2009.  This conclusion is based on the Company’s failure to timely disclose as a material agreement the Option Agreement between the Company and Alternative Wind Resources, LLC, dated April 29, 2009 and due to the material weaknesses in our internal control over financial reporting discussed further below under "Management’s Report on Internal Control Over Financial Reporting."

We are committed to improving our disclosure controls and procedures.  As part of this commitment, we have taken steps to improve our disclosure controls and procedures.  These steps include: (i) updating our disclosure controls and procedures to require that all agreements entered into by the Company be provided to multiple individuals within the management team for evaluation; (ii) requiring that management confer with the Company’s legal counsel and independent auditors when questions as to the materiality of disclosure requirements for agreements arise; and (iii) providing additional education to the management team regarding the Company’s reporting requirements and obligations.  They also include the steps we plan to take to remediate the material weaknesses in our internal control over financial reporting discussed further below under "Plan for Remediation of Material Weaknesses."

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

•
We were ineffective in maintaining a sufficient complement of qualified accounting personnel and controls in order to assure adequate segregation of duties. Currently, all aspects of our financial reporting process are performed by a single individual with limited segregation of duties and limited secondary review, including but not limited to access to the underlying accounting records and systems and the ability to post and record journal entries. Further, in certain instances where the review is performed there is no adequate documentation of the review. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures included in SEC filings. As a result of the above, there is a lack of segregated duties in the following business processes: payroll, treasury and accounts payable.  Specifically, we determined that because of the latter situations, our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documents.

•
We have a general lack of formally documented comprehensive entity level controls. These controls include a process for anonymously reporting potential code of conduct violations without fear of retribution and a lack of a formal audit committee and audit committee charter.

•
Our documentation and application of general computer control policies and procedures associated with information technology systems used for financial reporting are incomplete to the level necessary to reasonably assure the financial statements and related disclosures are complete and accurate.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s Board of Directors or its audit committee, when formed, plans to improve our control environment and to remedy the identified material weaknesses by adding qualified resources to implement, maintain and monitor the required internal controls over the financial reporting process. These ongoing efforts are focused on (i) hiring additional qualified resources to provide for reasonable and necessary segregation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, (ii) establishing a formal audit committee with a charter, (iii) developing a sufficient code of conduct including a process for anonymously reporting potential code of conduct violations without fear of retribution, and (iv)  the issuance of general computer control policies and procedures associated with information technology systems used for financial reporting to the level necessary to reasonably assure the financial statements and related disclosures are complete and accurate.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 10, 2010, the Board of Directors of WindTamer Corporation amended its Bylaws at section 1.4 to permit mailing shareholders' meeting notices by third class mail, effective March 10, 2010, to reduce expenses associated with such meetings. Previously, the notices were required to be mailed by first class mail. A copy of the Bylaws, as amended, is attached hereto as Exhibit 3.2. The text of the amendment is attached hereto as Exhibit 3.4.

PART III

Item 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Reports of Independent Registered Public Accounting Firm — EFP Rotenberg LLP

2.	Balance Sheets

3.	Statements of Operations

4.	Statements of Stockholders’ Equity

5.	Statements of Cash Flows

6.	Notes to Financial Statements

(3)	Exhibits.

Exhibit Number	Title of Document

3.1
Restated Certificate of Incorporation of WindTamer Corporation, dated November 25, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

3.2	Amended and Restated By-Laws of WindTamer Corporation, dated March 10, 2010.

3.3
Certificate of Correction of the Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

3.4	Text of the amendment to the Amended and Restated Bylaws of WindTamer Corporation effectiveMarch 10, 2010.

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.1
Patent Assignment dated June 4, 2002 by and between Gerald E. Brock et al., and Future Energy Solutions Inc. (n/k/a WindTamer Corporation)   (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K/A of WindTamer Corporation dated March 30, 2009 (File No. 000-53510)).

10.2
Agreement for Limited Research by and between Clarkson University and Future Energy Systems, Inc. (n/k/a WindTamer Corporation) dated July 1, 2008 (incorporated by reference herein to Exhibit 10.10 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.3
Form of July 10, 2008 Stock Option Agreement with Consultants, as amended November 19, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.4
Option Agreement entered into as of July 10, 2008 by and among Future Energy Solutions, Inc. (n/k/a WindTamer Corporation) and each of Peter Kolokouris, Michael Hughes, and Charles LaLoggia (incorporated by reference herein to Exhibit 10.21 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.5
WindTamer Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).*

10.6
Form of Stock Option Agreement with Non-Employee Directors under 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)). *

10.7
Form of WindTamer Corporation Stock Option Award Agreement with employees/consultants under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.8
Form of WindTamer Corporation Stock Award Agreement under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated December 17, 2009 (File No. 000-53510)).*

10.9
Stock Award Agreement between WindTamer Corporation and John Schwartz, dated November 6, 2008, as amended, December 30, 2008 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of WindTamer Corporation dated February 13, 2009 (File No. 000-53510)).

10.10
Consulting Agreement between WindTamer Corporation and John Schwartz, dated October 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.11
Form of November 18, 2008 Stock Option Agreement with Consultants (incorporated by reference herein to Exhibit 10.6 to the Registration Statement on Form S-1 of WindTamer Corporation dated October 1, 2009 (File No. 333-157304)).

10.12
Form of Assignment of Stock Options Agreement dated November 2008, by and between certain non-employee consultants of WindTamer Corporation and the certain assignees (incorporated by reference herein to Exhibit 10.9 to the Registration Statement on Form S-1 of WindTamer Corporation dated May 4, 2009 (File No. 333-157304)).

10.13
Agreement for Limited Research by and between Clarkson University and Future Energy Systems, Inc. (n/k/a WindTamer Corporation) dated January 15, 2009 (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.14
Consulting Agreement between WindTamer Corporation and Patricia Cole dated February 12, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

10.15
Agreement between Alternative Wind Resources, LLC and WindTamer Corporation, dated March 7, 2009 (incorporated by reference to Exhibit 10-1 of the Current Report on Form 8-K filed by WindTamer Corporation dated March 12, 2009 (File No. 000-53510)).

10.16
Termination and Release between WindTamer Corporation and Patricia Cole dated April 24, 2009 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

10.17
Option Agreement between WindTamer Corporation and Alternative Wind Resources, LLC, dated April 29, 2009 (incorporated by reference herein to Exhibit 10.24 to the Registration Statement on Form S-1 of WindTamer Corporation dated September 16, 2009 (File No. 333-157304)).

10.18
Agreement for Limited Research by and between Clarkson University and WindTamer Corporation dated May 18, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated May 22, 2009 (File No. 000-53510)).

10.19
Form of Lock-Up Agreement with Eugene R. Henn, George Naselaris, and Anthony C. Romano Jr., each dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 15, 2009 (File No. 000-53510)).

10.20
Lock-Up Agreement with Gerald E. Brock dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.21
Lock-Up Agreement with John Schwartz dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.22
Lock-Up Agreement with Jesse Brock dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.23
Employment Agreement between WindTamer Corporation and Gerald Brock effective as of July 14, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)). *

10.24
Agreement for Limited Research between WindTamer Corporation and Clarkson University dated August 18, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated August 21, 2009 (File No. 000-53510)).

10.25
Lease Agreement between WindTamer Corporation and Court Street Complex, LLC dated August 20, 2009 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated August 21, 2009 (File No. 000-53510)).

10.26
Employment Agreement between WindTamer Corporation and William Schmitz, dated as of November 15, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 16, 2009 (File No. 000-53510)).*

10.27
Stock Option Agreement between WindTamer Corporation and William Schmitz, dated as of November 15, 2009 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 16, 2009 (File No. 000-53510)).*

10.28
Subscription Agreement between WindTamer Corporation and William Schmitz, dated November 14, 2009 (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 16, 2009 (File No. 000-53510)).

10.29
Revised Agreement for Limited Research between WindTamer Corporation and Clarkson University dated November 30, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 30, 2009 (File No. 000-53510)).

10.30
Employment Agreement between WindTamer Corporation and Mark Matthews, dated as of December 17, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated December 17, 2009 (File No. 000-53510)).*

10.31
Employment Agreement between WindTamer Corporation and Adeeb Saba, dated as of December 28, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated December 29, 2009 (File No. 000-53510)).*

10.32
WindTamer Corporation Non-Employee Director Compensation Plan. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated January 4, 2010 (File No. 000-53510)).*

10.33
Employment Agreement between WindTamer Corporation and Molly Hedges, dated as of March 1, 2010 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated March 1, 2010 (File No. 000-53510)).*

21	Subsidiaries of Registrant

23.1	Consent of EFP Rotenberg, LLP

24	Power of Attorney

31.1	Certification of Gerald E. Brock pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION

Date: March 11, 2010	By:	/s/ GERALD E. BROCK
Gerald E. Brock
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GERALD E. BROCK	Chief Executive Officer, Chief Financial Officer and Chairman	March 11, 2010
Gerald E. Brock	(Principal Executive, Financial and Accounting Officer)

/s/ JOHN P. BLAKE	Director	March 11, 2010
John P. Blake

/s/ STEVEN DINUNZIO	Director	March 11, 2010
Steven DiNunzio

/s/ EUGENE R. HENN	Director	March 11, 2010
Eugene R. Henn

/s/ GEORGE NASELARIS	Director	March 11, 2010
George Naselaris

/s/ ANTHONY C. ROMANO, JR.	Director	March 11, 2010
Anthony C. Romano, Jr.

/s/ WILLIAM A. SCHMITZ	Director, President	March 11, 2010
William A. Schmitz

WINDTAMER CORPORATION

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WindTamer Corporation
156 Court Street
Geneseo, NY 14454

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheets of WindTamer Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from date of inception (March 30, 2001) through December 31, 2009. WindTamer Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindTamer Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 11, 2010

WINDTAMER CORPORATION (A Development Stage Company) Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash	$1,027,977	$204,771
Prepaid expenses and other current assets	37,448	8,739
Inventory	94,601	0
Total current assets	1,160,026	213,510

Intangible assets, net	37,277	20,987

Property and equipment, net	175,109	14,689

Total assets	$1,372,412	$249,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$322,062	$42,472
Customer deposits	95,000	0
Total current liabilities	417,062	42,472

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $.0001 par value;
none issued or outstanding	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value;
115,297,000 and 80,640,000 shares issued and outstanding
respectively	11,530	8,064
Additional paid-in capital	4,998,421	1,430,199
Deficit accumulated during development stage	(4,054,601)	(1,231,549)
Total stockholders' equity	955,350	206,714

Total liabilities and stockholders' equity	$1,372,412	$249,186

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION (A Development Stage Company) Statements of Operations
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from Date of Inception (March 30, 2001) through December 31, 2009

Research and development expenses	$828,724	$249,171	$1,124,177

Selling, general and administrative expenses	1,995,716	890,635	2,932,004

Total expenses	2,824,440	1,139,806	4,056,181

Loss from operations	(2,824,440)	(1,139,806)	(4,056,181)

Non-operating revenue
Interest income	1,388	0	1,580

Net loss before income taxes	(2,823,052)	(1,139,806)	(4,054,601)

Income taxes	0	0	0

Net loss	$(2,823,052)	$(1,139,806)	$(4,054,601)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted
	93,393,000	73,206,667	65,347,008

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION (A Development Stage Company) Statements of Cash Flows
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from Date of Inception (March 30, 2001) through December 31, 2009
Operating activities
Net loss	$(2,823,052)	$(1,139,806)	$(4,054,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation expense	15,133	2,473	18,318
Stock-based compensation	1,011,030	407,752	1,421,785
Stock issued for services	91,000		91,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(28,709)	(8,739)	(37,448)
Increase in inventory	(94,601)	0	(94,601)
Increase in trade accounts payable and accrued expenses	279,590	38,600	322,062
Increase in customer deposits	95,000	0	95,000
Net cash used in operating activities	(1,454,609)	(699,720)	(2,238,485)

Investing Activities
Acquisition of property and equipment	(174,849)	(16,220)	(191,317)
Acquisition of intangible assets	(16,994)	(10,441)	(39,387)
Net cash used in investing activities	(191,843)	(26,661)	(230,704)

Financing activities
Proceeds from issuance of common stock	816,002	907,000	1,866,510
Stock offering expenses paid	(16,344)	(26,258)	(59,344)
Proceeds from exercise of stock options	1,670,000	20,000	1,690,000
Net cash provided by financing activities	2,469,658	900,742	3,497,166

Increase (decrease) in cash	823,206	174,361	1,027,977

Cash - beginning	204,771	30,410	0

Cash - ending	$1,027,977	$204,771	$1,027,977

Supplemental Information:

Income Taxes Paid	$0	$0	$0
Interest Paid	$1,120	$975	$2,095

WINDTAMER CORPORATION (A Development Stage Company) Statements of Stockholders' Equity From Inception through December 31, 2009

	Treasury Stock		Common Stock			Deficit Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	During the Development Stage	Total Stockholders' Equity

Issuanceof common stock in exchangefor services		$-	60,000,000	$6,000	$(3,000)	$-	$3,000
Net loss for the period from March 30 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100)

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs					(26,258)		(26,258)
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714

Issuance of common stock for services			91,000	9	90,991		91,000
Issuance of common stock for cash			866,000	87	815,915		816,002
Offering costs					(16,344)		(16,344)
Stock option expense					702,280		702,280
Issuance of common stock under stock award agreement			300,000	30	308,720		308,750
Stock options exercised			33,400,000	3,340	1,666,660		1,670,000
Net loss for 2009						(2,823,052)	(2,823,052)
Balance, December 31, 2009	0	$-	115,297,000	$11,530	$4,998,421	$(4,054,601)	$955,350

The accompanying notes are an integral part of the financial statements.

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Description of Business

WindTamer Corporation (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. The Company is an independent developer of wind turbine technology to harness wind as a source of power generation.

Method of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  WindTamer Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to planning, raising capital, research and development, and developing markets for its products.  Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Accounting Standards Codification (ASC) 915, “Development Stage Entities”.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

Inventory

Inventory consists primarily of parts and subassemblies for wind turbines and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  As of December 31, 2009, inventory consists of raw materials amounting to $21,594 and work-in-process amounting to $73,007.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using accelerated methods over the shorter of the estimated useful lives or the related lease for leasehold improvements.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  For the year ended December 31, 2009, approximately $37,000 of leasehold improvements are included in operating expenses costs incurred prior to the execution of a signed lease.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the years ended December 31, 2009 and 2008, no impairment was considered necessary.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity.

Revenue Recognition

Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the sale price to be paid by the customer is fixed or determinable; and (4) the collection of the sale price is reasonably assured. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as customer deposits.

Research and Development Costs

All costs related to research and development are expensed when incurred. Research and development costs consist of expenses to develop prototypes. Specifically, these costs consist of engineering fees, labor and manufacturing, materials, and generators.

Stock-Based Compensation

The Company accounts for stock option awards granted under the Company’s Equity Incentive Plans in accordance with ASC 718. Under ASC 718, compensation expense related to stock-based payments are recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50.  Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

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

As of December 31, 2009, there were 4,661,667 stock options outstanding that could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

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

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in a development stage and has recognized no revenue as of December 31, 2009. The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and additional financing. The Company completed a private placement of its common stock in July 2008, that began in 2007, in which it raised gross proceeds of $977,000 and during 2009 the Company conducted a private placement, which resulted in proceeds of $816,000 as of December 31, 2009.  Exercises of stock option awards resulted in additional proceeds of $1,670,000 for the year ended December 31, 2009. The Company plans to continue the launch of the commercialization of its products utilizing its current working capital and future financing proceeds, if necessary, and by outsourcing the manufacturing function and working with regional distributors during 2010. There can be no assurance that any revenue from operations will be sufficient. In the event it is not sufficient, the Company will need to raise additional capital. There can be no assurance that the Company will be successful in raising additional capital.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of December 31:

	2009	2008
Property and equipment
Equipment	44,360	10,268
Leasehold Improvements	76,213	0
Furniture and fixtures	30,436	6,200
Software	40,308	0
Total property and equipment before accumulated depreciation	191,317	16,468

Less accumulated depreciation	(16,208)	(1,779)
Total property and equipment	175,109	14,689

Intangible assets
Patents	34,862	17,868
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	22,393

Less accumulated amortization	(2,110)	(1,406)
Total intangible assets	37,277	20,987

Amortization of intangible assets is expected to amount to less than $1,000 per year for each of the next five years.

Note 4 – Stockholders’ Equity

On December 7, 2007, the Company effected a 428.57-to-1 stock split.  On that date, the Company reduced the par value of common stock from $.01 to $.001 per share.  As a result of the stock split and change in par value, common stock increased and additional paid-in capital decreased by $2,930.  On November 25, 2008, the Company effected a 20-for-1 split of its outstanding shares of common stock, resulting in there then being approximately 79,640,000 common shares outstanding, and reduced the par value of its stock from $.001 to $.0001 per share.  In addition, the Company’s authorized shares were increased to 500 million common shares and 5 million preferred shares.  The shares of preferred stock are undesignated “blank check” shares.  References to share amounts in these financial statements and notes have been adjusted to reflect these stock splits.

During the year ended December 31, 2007, the Company sold 1,400,000 shares of common stock for a price of $0.05, resulting in net proceeds of $53,259 after $16,741 of related costs associated with the private placement that were treated as a reduction to Additional Paid-In Capital.

During the year ended December 31, 2008, the Company sold 18,140,000 shares of common stock for a price of $0.05, resulting in net proceeds of $880,742 after $26,258 of related costs associated with the private placement that were treated as a reduction to Additional Paid-In Capital.  During 2008 the Company issued 400,000 shares of common stock in connection with stock option awards exercised for a price of $0.05 per share that resulted in proceeds of $20,000.  In addition, during 2008 the Company issued 1,000,000 shares of restricted common stock under a consulting agreement with the Company and under the 2008 Equity Incentive Plan, of which 700,000 vested in 2008 and 300,000 vested in 2009 (see Note 6).

During the year ended December 31, 2009, the Company sold 741,000 shares of common stock for a price of $1.00 per share and 125,000 shares for a price of $0.60, resulting in net proceeds of $799,658 after $16,344 of related costs associated with the private placement that were treated as a reduction to Additional Paid-In Capital.  In addition, 33,400,000 stock option awards were exercised for a price of $0.05 per share that resulted in proceeds of $1,670,000 during the year ended December 31, 2009 and 91,000 shares were issued in exchange for services provided by a vendor amounting to $91,000.

Note 5 – Stock Based Compensation

The Company has established the “2008 Equity Incentive Plan” which is a shareholder approved plan that permits the granting of share options and shares to employees, directors and consultants.   The 2008 Equity Incentive Plan provides for the issuance of up to 8,000,000 shares of common stock of which 1,000,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 8,000,000 to 16,000,000.  The Company plans to present the amendment for shareholder approval at its Annual Meeting of Shareholders in April 2010.

For the year ended December 31, 2009, the Company recorded compensation costs for options and shares granted under the plan amounting to $1,011,031 ($407,753 – 2008).   The impact of this expense was to increase basic and diluted net loss per share from $.02 to $.03 for the year ended December 31, 2009 ($.01 to $.02 - 2008).  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options (ISO). Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the Company’s quoted price on the OTCBB was used to value the underlying shares.  The excepted volatility was calculated using the historical volatility of a similar public entity in the alternative electricity industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off this Company’s historical stock prices for a period similar to the expected term of the option.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Expected dividend yield	0%	0%
Expected stock price volatility	40 - 50%	35.21%
Risk-free interest rate	1.14 – 3.85%	1.1%
Expected life of options	3 - 10 Years	2.4 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	34,200,000	$.05
Options granted	5,086,667	$.89
Options exercised during 2009	(33,400,000)	$.05
Options forfeited during 2009	(1,225,000)	$1.00
Outstanding at December 31, 2009	4,661,667	$.72	7.8 years	$557,333
Exercisable at December 31, 2009	1,550,000	$.49	5.6 years	$496,000

The weighted average fair value of options granted during the year ended December 31, 2009 was approximately $.46 ($0.01- 2008).  The total fair value of shares that vested during the year ended December 31, 2009 was $554,320 ($370,860 - 2008).

The following table summarizes the status of the Company’s aggregate non-vested shares granted:
Non-vested Shares	Number of Non-vested Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2008	300,000	$0.05
Non-vested granted – year ended December 31, 2009	25,000	$0.45
Vested	(300,000)	$0.05
Non-vested at December 31, 2009	25,000	$0.45

As of December 31, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $1,258,593.  These costs are expected to be recognized over a weighted average period of 1.26 years.

Note 6 – Consulting Agreement

In October 2008, the Company entered into an agreement with an individual to provide management consulting services through September 30, 2009.  As compensation, the Company paid $1,000 for each full week during the term.  The Company also entered into a Stock Award Agreement with this individual on the same date.  The consultant received one million shares of common stock, vesting according to a schedule.  The Company valued the stock on each vesting date using the fair market value of the common stock.  The fair value of the equity instrument is recognized as an expense over the period the related service is performed.  The Company issued 100,000 shares of common stock to the consultant upon signing the consulting agreement and 600,000 shares vested from the date of the agreement to December 31, 2008 upon the satisfaction of other performance criteria. During the year ended December 31, 2008, the Company recognized $35,000 of stock based compensation related to this award. The Company issued the final 300,000 shares of common stock to the consultant upon meeting performance criteria in the first quarter of 2009 and recognized $300,000 of stock based compensation during the year ended December 31, 2009.  Based on information received after the purported vesting dates of the award, the Company does not believe that the individual has satisfied the vesting criteria for the issuance of said shares.

During 2009, this individual was appointed the Chief Operating Officer and awarded an option to purchase 1,000,000 shares of common stock at $1.00 per share under the 2008 Equity Incentive Plan.  These options are included in the Stock Based Compensation footnote above.  Later in 2009, this individual resigned from his position and as an employee of the Company.  He was vested in 50% of the stock option award. Under the terms of the stock option award agreement all vested stock options were forfeited since he did not exercise those stock options within 120 days from the effective date of his resignation. The unvested stock options under the stock option award were forfeited due to his resignation. As a result, $164,400 of previously recorded stock based compensation related to the stock options was reversed.

Note 7 – Related Party Transactions

Certain services were provided to the Company by immediate family members of an officer / shareholder of the Company.  These services relate to inventory production, leasehold improvements, research and development efforts and administrative wages and amounted to $238,095 for the year ended December 31, 2009, $95,546 for the year ended December 31, 2008, and $333,641 since inception.  As of December 31, 2009 $60,496 ($0-2008) was owed to these related parties and included in accounts payable.

Note 8 – Commitments and Contingencies

Employment agreements

As of December 31, 2009, the Company has entered into employment agreements with various members of management.  These employment agreements have three year terms with the option to extend employment for a fourth year, expiring at various dates from July 14, 2012 to December 28, 2012.  Annual compensation required under these agreements include base salary aggregating approximately $800,000, as well as annual bonuses based on achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.

Operating lease

On August 20, 2009, the Company entered into a lease for its current office space in Geneseo, New York requiring monthly rental payment of $1,400, which commenced on November 1, 2009 and expire October 31, 2011 with a two year renewal option.  Future commitments by year under this lease are as follows:

Year	Rental Commitment
2010	$16,800
2011	$14,000

Warranty

During the year ended December 31, 2009, the Company entered into a number of sales orders for wind turbine units.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of December 31, 2009 total $95,000 and have been included in customer deposits.  The sales orders included product warranties; however, based on the lack of operating history, the Company is unable to reasonably determine an estimate of this liability.

State refundable credit

The Company filed its 2008 New York State corporate income tax return during July 2009, and anticipates a refund upon approval by state tax authorities in the amount of $31,217, related to tax credits for being a Qualified Emerging Technology Company (QETC). The Company expects to claim approximately $132,000 in tax credits with its 2009 New York State corporate income tax return to be filed in 2010.  Such refunds will be recognized when received by the Company.

Other matters

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009, in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  The Company has demanded $77,413.30 as reimbursement for engineering and materials costs, which has not been paid to date.  AWR also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype. As of December 31, 2009 the prototype has not been completed or delivered to AWR.  AWR provided a $50,000 deposit for the orders, but never provided the purchase order.  The agreement also granted AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  On April 29, 2009 the Company also granted AWR an option for 60 days to enter into an exclusive license agreement with the Company for 50 years for the sale of the Company’s 15kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if the due diligence provided to AWR by the Company was not reasonably acceptable. AWR paid a $10,000 fee for the option. The payments from AWR, aggregating $60,000 are included in accounts payable and accrued expenses in the accompanying balance sheet.  On September 10, 2009, the Company received a letter from counsel to AWR terminating the March 2009 agreement and the April 2009 option described above and demanding the return of $60,000 provided to the Company.

Note 9 - Income Taxes

Following is a summary of the components giving rise to the income tax provision (benefit) for the periods ended December 31:

	Year ended 2009	Year ended 2008	Period from Inception through 12/31/2009

Current	$-	$-	$-

Deferred	(822,792)	(438,907)	(1,298,396)
Less increase in allowance	822,792	438,907	1,298,396
Net deferred	-	-	-
Total income tax provisions (benefit)	$-	$-	$-

Individual components of the deferred tax asset are as follows as of December 31,:

	Year ended 2009	Year ended 2008

Net operating loss carryforwards	$734,185	$287,512
Stock based compensation	278,969	147,021
Depreciation and amortization	284,421	41,071
Other	820	-
Total	1,298,396	475,604
Less valuation allowance	(1,298,396)	(475,604)
Net deferred tax assets	$-	$-

The Company has approximately $2,235,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income.  These carryforwards expire at various dates through 2029.  A portion of the net operating loss carryforward amounting to approximately $335,000, relates to tax deductions for stock awards vested, which are not included in the determination of the deferred tax assets above and will be recognized in accordance with ASC 718 when realized for tax purposes.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to offset the deferred tax assets.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the transactions discussed in Note 4, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the value of ownership change.  A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheet or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

			Period from Inception
	Year ended 2009	Year ended 2008	through 12/31/2009

Statutory United States federal rate	(34)%	(34)%	(34)%
State income taxes net of federal benefit	(5)	(6)	(6)
Permanent differences	-	-	-
Change in valuation reserves	39	40	40

Effective tax rate	-%	-%	-%

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”), now ASC 740.  Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.  In addition, the Company did not have any material unrecognized tax benefits at December 31, 2008 or 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2009 the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2006 -2009 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 10 – Subsequent Events –

In January 2010 the Company issued 135,849 shares as satisfaction of liabilities, amounting to $98,086 of which 50,620 shares were issued to a related party as satisfaction of $40,496 of liabilities.

In December 2009 the Company issued 25,000 restricted shares of common stock under a Stock Award Agreement to an employee of the Company.  In January 2010 the restrictions were satisfied according to the terms of the Agreement.

3)     Exhibits.

Exhibit Number	Title of Document

3.1
Restated Certificate of Incorporation of WindTamer Corporation, dated November 25, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

3.2	Amended and Restated By-Laws of WindTamer Corporation, dated March 10, 2010.

3.3
Certificate of Correction of the Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

3.4	Text of the amendment to the Amended and Restated Bylaws of WindTamer Corporation effectiveMarch 10, 2010.

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.1
Patent Assignment dated June 4, 2002 by and between Gerald E. Brock et al., and Future Energy Solutions Inc. (n/k/a WindTamer Corporation)   (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K/A of WindTamer Corporation dated March 30, 2009 (File No. 000-53510)).

10.2
Agreement for Limited Research by and between Clarkson University and Future Energy Systems, Inc. (n/k/a WindTamer Corporation) dated July 1, 2008 (incorporated by reference herein to Exhibit 10.10 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.3
Form of July 10, 2008 Stock Option Agreement with Consultants, as amended November 19, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.4
Option Agreement entered into as of July 10, 2008 by and among Future Energy Solutions, Inc. (n/k/a WindTamer Corporation) and each of Peter Kolokouris, Michael Hughes, and Charles LaLoggia (incorporated by reference herein to Exhibit 10.21 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.5
WindTamer Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).*

10.6
Form of Stock Option Agreement with Non-Employee Directors under 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)). *

10.7
Form of WindTamer Corporation Stock Option Award Agreement with employees/consultants under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.8
Form of WindTamer Corporation Stock Award Agreement under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated December 17, 2009 (File No. 000-53510)).*

10.9
Stock Award Agreement between WindTamer Corporation and John Schwartz, dated November 6, 2008, as amended, December 30, 2008 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of WindTamer Corporation dated February 13, 2009 (File No. 000-53510)).

10.10
Consulting Agreement between WindTamer Corporation and John Schwartz, dated October 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

10.11
Form of November 18, 2008 Stock Option Agreement with Consultants (incorporated by reference herein to Exhibit 10.6 to the Registration Statement on Form S-1 of WindTamer Corporation dated October 1, 2009 (File No. 333-157304)).

10.12
Form of Assignment of Stock Options Agreement dated November 2008, by and between certain non-employee consultants of WindTamer Corporation and the certain assignees (incorporated by reference herein to Exhibit 10.9 to the Registration Statement on Form S-1 of WindTamer Corporation dated May 4, 2009 (File No. 333-157304)).

10.13
Agreement for Limited Research by and between Clarkson University and Future Energy Systems, Inc. (n/k/a WindTamer Corporation) dated January 15, 2009 (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 of WindTamer Corporation dated July 16, 2009 (File No. 333-157304)).

10.14
Consulting Agreement between WindTamer Corporation and Patricia Cole dated February 12, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

10.15
Agreement between Alternative Wind Resources, LLC and WindTamer Corporation, dated March 7, 2009 (incorporated by reference to Exhibit 10-1 of the Current Report on Form 8-K filed by WindTamer Corporation dated March 12, 2009 (File No. 000-53510)).

10.16
Termination and Release between WindTamer Corporation and Patricia Cole dated April 24, 2009 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by WindTamer Corporation dated April 30, 2009 (File No. 000-53510)).

10.17
Option Agreement between WindTamer Corporation and Alternative Wind Resources, LLC, dated April 29, 2009 (incorporated by reference herein to Exhibit 10.24 to the Registration Statement on Form S-1 of WindTamer Corporation dated September 16, 2009 (File No. 333-157304)).

10.18
Agreement for Limited Research by and between Clarkson University and WindTamer Corporation dated May 18, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated May 22, 2009 (File No. 000-53510)).

10.19
Form of Lock-Up Agreement with Eugene R. Henn, George Naselaris, and Anthony C. Romano Jr., each dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 15, 2009 (File No. 000-53510)).

10.20
Lock-Up Agreement with Gerald E. Brock dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.21
Lock-Up Agreement with John Schwartz dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.22
Lock-Up Agreement with Jesse Brock dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)).

10.23
Employment Agreement between WindTamer Corporation and Gerald Brock effective as of July 14, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by WindTamer Corporation dated July 16, 2009 (File No. 000-53510)). *

10.24
Agreement for Limited Research between WindTamer Corporation and Clarkson University dated August 18, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated August 21, 2009 (File No. 000-53510)).

10.25
Lease Agreement between WindTamer Corporation and Court Street Complex, LLC dated August 20, 2009 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated August 21, 2009 (File No. 000-53510)).

10.26
Employment Agreement between WindTamer Corporation and William Schmitz, dated as of November 15, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 16, 2009 (File No. 000-53510)).*

10.27
Stock Option Agreement between WindTamer Corporation and William Schmitz, dated as of November 15, 2009 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 16, 2009 (File No. 000-53510)).*

10.28
Subscription Agreement between WindTamer Corporation and William Schmitz, dated November 14, 2009 (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 16, 2009 (File No. 000-53510)).

10.29
Revised Agreement for Limited Research between WindTamer Corporation and Clarkson University dated November 30, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated November 30, 2009 (File No. 000-53510)).

10.30
Employment Agreement between WindTamer Corporation and Mark Matthews, dated as of December 17, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated December 17, 2009 (File No. 000-53510)).*

10.31
Employment Agreement between WindTamer Corporation and Adeeb Saba, dated as of December 28, 2009 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated December 29, 2009 (File No. 000-53510)).*

10.32
WindTamer Corporation Non-Employee Director Compensation Plan. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated January 4, 2010 (File No. 000-53510)).*

10.33
Employment Agreement between WindTamer Corporation and Molly Hedges, dated as of March 1, 2010 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated March 1, 2010 (File No. 000-53510)).*

21	Subsidiaries of Registrant

23.1	Consent of EFP Rotenberg, LLP

24	Power of Attorney

31.1	Certification of Gerald E. Brock pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.