Form 10-Q
period 2010-03-31
WindTamer Corp
filed 2010-04-28
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-53510

WINDTAMER CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-1610794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

156 Court Street, Suite # 7
Geneseo, New York	14454
(Address of principal executive offices)	(Zip Code)

(585) 243-4040
(Registrant's telephone number, including area code)

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

As of April 27, 2010, the Registrant had outstanding 86,407,848 shares common stock, $0.0001 par value.

WINDTAMER CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements		1

	Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1

	Unaudited Condensed Statements of Operations for the Three Months Ended
	March 31, 2010 and 2009, and the Period from Date of Inception (March 30, 2001)
	through March 31, 2010	2

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and 2009, and the Period from Date of Inception (March 30, 2001)
	through March 31, 2010	3

	Unaudited Statement of Stockholders' Equity from Inception through March 31, 2010	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

Signatures		21

Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes
WINDTAMER CORPORATION
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$213,988	$1,027,977
Accounts Receivable	8,750	0
Prepaid expenses and other current assets	150,144	84,948
Inventory	354,672	47,101
Total current assets	727,554	1,160,026

Long-lived assets, net	37,101	37,277

Property and equipment, net	198,111	175,109

Total assets	$962,766	$1,372,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$521,600	$302,806
Customer deposits	224,438	95,000
Accrued liabilities	106,869	19,256
Total current liabilities	852,907	417,062

Commitments and Contingencies

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 115,457,848 and 115,297,000 shares issued and outstanding respectively	11,545	11,530
Additional paid-in capital	5,398,869	4,998,421
Deficit accumulated during development stage	(5,300,555)	(4,054,601)
Total stockholders' equity	109,859	955,350

Total liabilities and stockholders' equity	$962,766	$1,372,412

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended	Period From Date of Inception (March 30, 2001) through
	March 31,	March 31,	March 31,
	2010	2009	2010

Research and development expenses:	$567,418	$112,262	$1,691,595

Selling, general and administrative expenses:	680,189	702,139	3,612,193

Total expenses	1,247,607	814,401	5,303,788

Loss from operations	(1,247,607)	(814,401)	(5,303,788)

Non-operating revenue
Interest	1,653	0	3,233
Net loss before income taxes	(1,245,954)	(814,401)	(5,300,555)

Income taxes	0	0	0
Net loss	$(1,245,954)	$(814,401)	$(5,300,555)
Net loss per common share - basic and diluted	$(.01)	$(.01)	(.08)
Weighted average number of common shares outstanding - basic and diluted	115,457,848	81,187,000	66,738,976

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period from Date of Inception (March 30, 2001) Through March 31, 2010

Operating activities
Net loss	$(1,245,954)	$(814,401)	$(5,300,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	13,021	2,485	31,339
Stock-based compensation	302,380	449,538	1,724,165
Stock issued for service	98,083	0	189,083
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(65,196)	841	(150,144)
Increase in trade accounts receivable	(8,750)	0	(8,750)
Increase in inventory	(307,571)	0	(354,672)
Increase in Customer deposits	129,438	50,000	224,438
Increase in trade accounts payable and accrued liabilities	306,407	22,701	628,469

Net cash used in operating activities	(778,142)	(288,836)	(3,016,627)

Investing Activities
Acquisition of fixed assets	(35,847)	(21,059)	(227,164)
Acquisition of intangible assets	0	(5,300)	(39,387)
Net cash used in investing activities	(35,847)	(26,359)	(266,551)

Financing activities
Proceeds from issuance of common stock	0	561,000	1,866,510
Proceeds from exercise of stock options	0	0	(59,344)
Stock offering expenses paid	0	(7,408)	1,690,000
Net cash provided by financing activities	0	553,592	3,497,166

Increase (decrease) in cash	(813,989)	238,397	213,988

Cash – beginning	1,027,977	204,771	0

Cash – ending	$213,988	$443,168	$213,988

Supplemental Information:
Income Taxes Paid	$0	$0	$0
Interest Paid	$0	$0	$2,095

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION (A Development Stage Company) Statements of Stockholders' Equity From Inception through March 31, 2010

	Treasury Stock		Common Stock			Deficit Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	During the Development Stage	Total Stockholders' Equity

Issuance of common stock in exchange for services		$-	60,000,000	$6,000	$(3,000)	$-	$3,000
Net loss for the period from March 30 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100)

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs					(26,258)		(26,258)
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714
Issuance of common stock for services			91,000	9	90,991		91,000
Issuance of common stock for cash			866,000	87	815,915		816,002
Offering costs					(16,344)		(16,344))
Stock option expense					702,280		702,280
Issuance of common stock under stock award agreement			300,000	30	308,720		308,750
Stock options exercised			33,400,000	3,340	1,666,660		1,670,000
Net loss for 2009						(2,823,052)	(2,823,052))
Balance, December 31, 2009	0	$-	115,297,000	$11,530	$4,998,421	$(4,054,601)	$955,350
Issuance of common stock for services			135,848	$13	$98,070		$98,083
Issuance of common stock under stock award			25,000	$2	$2,500		$2,502
Stock option expense					$299,878		$299,878
Net loss for quarter						$(1,245,954)	$(1,245,954)
Balance, March 31, 2010	0	0	115,457,848	$11,545	$5,398,869	$(5,300,555)	$109,859

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
Three-Month Period ended March 31, 2010
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

Basis of Preparation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K for the fiscal year ended December 31, 2009.

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

Inventory

Inventory consists primarily of parts and subassemblies for wind turbines and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  As of March 31, 2010, inventory consists of raw materials amounting to $236,972 and work-in-process amounting to $117,700.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is on a straight line basis over the shorter of the estimated useful lives or the related lease for leasehold improvements.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred. Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.  During the quarter ended March 31, 2010, and for the year ended December 31, 2009 no impairment was considered necessary.

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

Warranty Costs

The Company’s standard warranty on each turbine sold protects against defects in design, material and workmanship under normal use for a six year period. Historical data is not available to enable the Company to estimate the expense associated with the future warranty costs, therefore no liability has been recorded in the financial statements.

Stock-Based Compensation

The Company accounts for stock option awards granted under the Company’s Equity Incentive Plans in accordance with ASC 718. Under ASC 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

As of March 31, 2010 there were 5,745,000 stock options outstanding that could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and additional financing. The Company completed a private placement of its common stock in July 2008, that began in 2007, in which it raised gross proceeds of $977,000 and during 2009 the Company conducted a private placement, which resulted in proceeds of $816,000 as of December 31, 2009.  Exercises of stock option awards resulted in additional proceeds of $1,670,000 for the year ended December 31, 2009. The Company plans to continue the launch of the commercialization of its products utilizing its current working capital and funds from a $1,000,000 line of credit with First Niagara Bank established on April 26, 2010.  This added working capital may not be sufficient to fund operational growth, and the Company may need to raise additional capital. There can be no assurance that the Company will be able to raise sufficient additional capital.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of

	3/31/10	12/31/09
Property and equipment
Equipment	$56,551	$44,360
Leasehold Improvements	86,621	76,213
Furniture and fixtures	32,763	30,436
Software	51,229	40,308
Total property and equipment before accumulated depreciation	227,164	191,317

Less accumulated depreciation	(29,053)	(16,208)
Total property and equipment	198,111	175,109

Intangible assets
Patents	34,862	34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(2,286)	(2,110)
Total intangible assets	$37,101	$37,277

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

During the quarter ended March 31, 2010, 135,848 shares were issued in exchange for services totaling approximately $98,000 provided by three vendors.

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

For the quarter ended March 31, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $302,380, as compared to $449,538 for the quarter ending March 31, 2009. This expense did not have an impact on basic or diluted net loss per share for the three months ended March 31, 2010 ($0.01 increase in basic and diluted net loss per share for the quarter ended March 31, 2009).

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

	Quarter ended	Quarter ended
	March 31, 2010	March 31, 2009

Expected dividend yield	0%	0%
Expected stock price volatility	48.6%	40%
Risk-free interest rate	1.14 – 3.85%	2.9%
Expected life of options	3 - 10 Years	10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,661,667	$.72
Options granted during 2010	1,083,333	$.73

Outstanding at March 31, 2010	5,745,000	$.72	7.9 years	$329,500
Exercisable at March 31, 2010	1,500,000	$.49	5.4 years	$328,000

The weighted average fair value of options granted during quarter ending March 31, 2010 was approximately $.73($.55 – for the quarter ending March 31, 2009).   During the quarter ended March 31, 2010, and March 31, 2009, no shares vested.

The following table summarizes the status of the Company’s aggregate non-vested shares granted:

Non-vested Shares	Number of Non-vested Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2009	25,000	$0.45

Vested	(25,000)	$0.45
Non-vested at March 31, 2010	0

As of March 31, 2010, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $ $1,405,363 ($410,190 as of March 31, 2009). These costs are expected to be recognized over a weighted average period of 1.02 years (.75 years at March 31, 2009).

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

Note 7 – Related Party Transactions

Certain services were provided to the Company by immediate family members of an officer / shareholder of the Company. These services relate to inventory production, leasehold improvements, research and development efforts and administrative wages and amounted to $61,170 for the quarter ended March 31, 2010, $36,803 for the quarter ended March 31, 2009, and $383,802 since inception. As of March 31, 2010, there were no payments due to these related parties ($60,496 at December 31, 2009)

Note 8 – Commitments and Contingencies

Employment Agreements

As of December 31, 2009, the Company had entered into employment agreements with various members of management.  These employment agreements have three year terms with the option to extend employment for a fourth year, expiring at various dates from July 14, 2012 to December 28, 2012.  Annual compensation required under these agreements includes base salary aggregating approximately $800,000, as well as annual bonuses based on achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.

As of March 31, 2010, the Company had entered into employment agreements with two additional members of management.  These agreements each have a three year term with the option to extend employment to a fourth year.  Annual compensation under all agreements in place as of March 31, 2010 amounts to $1,100,000.

Operating lease

On August 20, 2009, the Company entered into a lease for its current office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expires October 31, 2011 with a two year renewal option.  Future annual commitments by year under this lease are as follows:

Rental Commitment
2010	$16,800
2011	$14,000

Warranty

During the year ended December 31, 2009 and for the quarter ended March 31, 2010, the Company entered into a number of sales orders for wind turbine units.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of March 31, 2010 amounted to $224,438 (the December 31, 2009 total was $95,000) and have been included in customer deposits. Of the orders received before December 31, 2009, two turbines have been installed, proceeds of which are netted against research and development expenses.  We expect to install the remaining  units associated with these deposits during the second and third quarters of 2010, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation. The sales orders included product warranties; however, based on the lack of operating history, the Company is unable to reasonably determine an estimate of this liability.

State refundable credit

The Company filed its 2009 and 2008 New York State corporate income tax return during March, 2010 and July 2009, respectively, and anticipates a refund upon approval by state tax authorities in the amount of $132,002 for 2009, and $31,217 for 2008, related to tax credits for being a Qualified Emerging Technology Company (QETC).  These refunds will be recognized when received by the Company.

Other matters

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009, in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  The Company has demanded $77,413 as reimbursement for engineering and materials costs, which has not been paid to date.  AWR also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype.  The prototype was not completed or delivered to AWR.  AWR provided a $50,000 deposit for the orders, but never provided the purchase order.  The agreement also granted AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  On April 29, 2009 the Company also granted AWR an option for 60 days to enter into an exclusive license agreement with the Company for 50 years for the sale of the Company’s 15kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if the due diligence provided to AWR by the Company was not reasonably acceptable. AWR paid a $10,000 fee for the option. The payments from AWR, aggregating $60,000 are included in accounts payable and accrued expenses in the accompanying balance sheet.  On September 10, 2009, the Company received a letter from counsel to AWR terminating the March 2009 agreement and the April 2009 option described above and demanding the return of $60,000 provided to the Company.  The Company has confirmed the termination of the agreements and has disputed these requests although there can be no assurance that it will be successful.

Note 9 – Subsequent Events –

In April, 2010, the Company established a $1,000,000 line of credit with First Niagara Bank to help supplement cash flow.  The borrowings under the loan agreement are secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  Additionally, Gerald Brock, Chairman and founder of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations.

In connection with the guarantees, we issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue.

Also on April 26, 2010, Mr. Brock agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration.  As a result, the Company’s outstanding shares of common stock were reduced from 115,457,848 to 86,407,848 and were returned to authorized but unissued shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

Overview

We are a development-stage company that has developed a new type of wind turbine, based on our patented technology.  We believe that our patented technology enables our turbines to harness wind energy more efficiently than other turbines currently available in the market, thereby enabling our turbines to provide more energy than other comparably sized and priced turbines.

We were formed in 2001 and received our first patent in 2003. From 2003 through the third quarter of 2009, we focused virtually all of our resources on research and development, including the testing of multiple prototypes.  We continue to collect a variety of test data related to the performance of the machine.  During the fourth quarter of 2009, we began hiring our experienced management team as we expanded our efforts from research and development to also include sales, marketing, operations and related efforts.  In the fourth quarter of 2009, we began selling our turbines, and had our first installations of turbines in the first quarter of 2010. Proceeds from the installations were netted against research and development costs, where the cost of the installs, which exceeded customer proceeds, were expensed . We continue to collect data, monitor our install sites, and enhance the original design concept in order to maximize output potential, and as a result, we believe that we continue to operate as a development stage company. We are filling our supply chain based upon minimal, prototype vendor orders, and have not yet begun ramping our suppliers to full-scale production levels.

We are seeking to market our products in the residential, commercial, governmental, industrial, recreational, and portable markets. In the future, we intend to develop WindTamer turbines of several sizes and capabilities for the low-head hydro renewable energy and transportation markets.  Our initial customers, who have placed orders and have paid down payment deposits, are slated for installation in the second and third quarters of 2010.  These customers have purchased our smaller turbines in the residential, agricultural, educational and small scale commercial markets.  We are targeting vertical markets, including governmental, educational, industrial and recreational markets for recurring business.

Financial Operations

The Company expects to incur substantial additional costs, including costs related to expanding our operations to meet our anticipated growth and ongoing research and development activities. We have utilized the proceeds raised from our private placements conducted in 2008 and 2009 to sustain our operations and produce our WindTamer prototype turbines. In April, 2010, we established a $1.0 million revolving credit facility with First Niagara Bank to help supplement our cash flow.  The facility is secured by personal guarantees of two our officers and one other shareholder.

Our future cash requirements will depend on many factors, including our level and types of sales and the timing and progress of those efforts, continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the end of 2010, and possibly later if we are unable to establish satisfactory manufacturing and distribution arrangements, or our products are not initially accepted by the market. This will be affected to a large extent to our ability to secure multi-unit orders from larger commercial customers who we have begun targeting.

We may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations and new credit facility.  Additionally, even if we are able to achieve positive cash flow from operations following the initial launch of our products we may continue to seek to raise additional capital to accelerate the growth of our operations or build on our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described in our Annual Report on Form 10-K under the heading “Risk Factors” and under other captions contained elsewhere in this report.

Results of Operations

Results of Operations for Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Revenues

We are a development stage company and have generated no significant revenues since our inception in 2001.   For the quarter ending March 31, 2010, we installed two turbine units, and netted the proceeds from the sale against research and development expense, where the costs, which significantly exceeded proceeds, were charged.   We continue to focus significant resources on research and development, including the testing of multiple prototypes and gathering and assessing data from installed and demo units.  We continue to expand our selling efforts in residential, agricultural, small scale commercial, educational and governmental channels via our website, our direct sales force and our distribution network. We have deposits from customers totaling approximately $224,000 as of March 31, 2010.  We expect to install the units associated with these deposits during the second and third quarters of 2010, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation although there can be no assurance that we will be able to meet this schedule.

Research and Development

Research and development costs increased in the quarter ended March 31, 2010 by $455,156, or 405%, to $567,418 when compared to the quarter ended March 31, 2009, and are $1,691,595 since inception. This increase in research and development expenses was comprised primarily of labor and materials for the construction, installations, testing and refinement of our production models. During the first quarter of 2010, we incurred significant costs associated with preparing for full-scale production, which we expect to commence during the second quarter of 2010.  These costs included the establishment of an operations department, and reserves to correctly value on-hand inventory at lower of cost or market.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended March 31, 2010 were $680,189, a decrease of $21,950 or 3%, when compared to the quarter ended March 31, 2009, and are $3,612,193 since inception.  The decrease over the prior year was related to the costs associated with stock-based compensation awarded to our former COO during the first quarter of 2009, partially offset by headcount increases required as we ramped our business operations to facilitate our planned entrance to commercialization.

Depreciation and Amortization

Depreciation and amortization charges were $13,021 for the quarter ended March 31, 2010 compared to $2,485 during the quarter ended March 31, 2009, and $31,339 since inception.  This was a result of depreciation charges related to leasehold improvements, computer related equipment and software.

Other Income (Expense)

Interest income for the quarter ended March 31, 2010 was nominal due to the low interest rates received on our deposits. We continue to assess the level of risk and related rates within our current banking arrangement as well as opportunities with other institutions in order to leverage our cash balances while minimizing our risk.

Net Loss

We incurred net losses of $1,245,954 and $814,401 for the first quarters of fiscal 2010 and 2009, respectively, and $5,300,555 cumulative since inception.  The loss for the quarter ended March 31, 2010 is reflective of ramping internal resources, loading our supply chain, and continuing our initial product launch.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations.

We have initially introduced WindTamer turbines from 1.0 to 3.5 kilowatts for commercial, industrial, governmental, educational and residential use. Larger turbines, including a 15kWh turbine, are currently under development. We have not yet begun large scale manufacturing of our turbines or large scale marketing of them to customers, although we expect to commence both during 2010. We have begun working with distributors for WindTamer turbines for domestic sale.  We plan to evaluate licensing opportunities later in 2010.  At this time, however, we have no definitive licensing agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

We have utilized the proceeds we raised from our private placements conducted in 2008 and 2009 to implement our business plan and build prototypes of our WindTamer turbines.  We plan to utilize these remaining proceeds in the manufacture and commercialization of our products and technology. Late in 2009, and during the first quarter of 2010, we expanded our management and sales and marketing teams to facilitate our growth and expansion. We began taking orders for our initial sales in late 2009 and made our first installations during the first quarter of 2010.  Currently, we outsource our component manufacture; however, we plan to evaluate the cost benefit of bringing some component manufacturing in house during the course of 2010.

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

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $125,353 as compared to $742,964 of working capital as of December 31, 2009.  The decrease in working capital is attributed to the net loss generated from operations for the quarter ended March 31, 2010 which included the use of capital in the development of our internal resources, and our initial product launch and related expenses.  Our principal source of liquidity has been from our founder, and proceeds of $977,000 from a private placement of our common stock completed in 2008 and the proceeds from two private placements conducted in 2009.

We launched the commercialization of our products in the third quarter of 2009 with installations of turbines beginning in the first quarter of 2010.  We believe that we will need additional capital to meet anticipated demand for our products over the next twelve months.  We raised approximately $2.6 million in private equity financing in 2009.  We believe that we will need approximately $1.5 to $2.5 million of additional capital over the next twelve months to bring our business to a level to be able to sustain positive cash flow from operations.  If we are unable to generate this amount from our new $1.0 million credit facility and operations, we will need to seek additional financing.  We have outsourced our component builds to local manufacturers to begin sales and during 2010 we plan to perform a cost benefit analysis to determine the benefits associated with in-house component manufacturing. There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.

On April 26, 2010, we entered into a Loan Agreement for a working capital line of credit with our lender, First Niagara Bank.  The loan agreement consisted of a revolving credit facility with an aggregate maximum commitment of $1.0 million.  Our revolving credit facility bears a prime variable interest rate (3.25% as of April 26, 2010) subject to a minimum rate of no less than 3.25%.  Interest is payable monthly.  The credit facility matures on May 1, 2011, and all borrowings are due and payable on that date. The loan agreement includes customary covenants related to, among other things, restrictions on our ability to incur additional debt or encumbrances on our assets, or pay or declare dividends, make sales of assets, make certain investments and lending, but does not contain any specific financial covenants.

The borrowings under the Loan Agreement are secured by a limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes. Additionally, Gerald Brock, Chairman and founder of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations.

In connection with the guarantees and pledge, we issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue.

Also on April 26, 2010, Mr. Brock agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration.  As a result, the Company’s outstanding shares of common stock were reduced from 115,457,848 to 86,407,848 and were returned to authorized but unissued shares.

There can be no assurance that any revenues from our operations and our new credit facility will be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period.  In such event, we may need to raise additional capital through debt or equity financing. Additionally, even if we are able to achieve cash flow from operations we may seek to raise additional capital to accelerate the growth of our operations or build on our manufacturing and distribution infrastructure.

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

Critical Accounting Policies

As of March 31, 2010, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” appearing in Item 1A of Part I of the Company’s 10-K filed with the Commission, for the fiscal year ended December 31, 2009, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2010.  This conclusion is based on the material weaknesses in our internal control over financial reporting discussed further identified by our management as of December 31, 2009.

In connection with management’s assessment of our internal control over financial reporting described above, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

•
We were ineffective in maintaining a sufficient complement of qualified accounting personnel and controls in order to assure adequate segregation of duties where all aspects of our financial reporting process were performed by a single individual with limited segregation of duties and limited secondary review.  As a result of the above, there was a lack of segregated duties in the following business processes: payroll, treasury and accounts payable.  Specifically, we determined that because of the latter situations, our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documents.

•
We had a general lack of formally documented comprehensive entity level controls, including a process for anonymously reporting potential code of conduct violations without fear of retribution and a lack of a formal audit committee and audit committee charter.

•
Our documentation and application of general computer control policies and procedures associated with information technology systems used for financial reporting were incomplete to the level necessary to reasonably assure the financial statements and related disclosures were complete and accurate.

We are committed to improving our disclosure controls and procedures and internal controls over financial reporting.  As part of this commitment, we took steps during 2009 to improve our disclosure controls and procedures, including establishing more robust procedures for the review and reporting of material agreements.   We took additional steps during the first quarter of 2010 to remediate the material weaknesses in our internal controls over financial reporting including, the appointment of Molly Hedges as Controller and Vice-President of Finance and the establishment of an independent Audit Committee and charter for the committee.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  These ongoing efforts are focused on (i) developing a sufficient code of conduct including a process for anonymously reporting potential code of conduct violations without fear of retribution, and (ii) the issuance of general computer control policies and procedures associated with information technology systems used for financial reporting to the level necessary to reasonably assure the financial statements and related disclosures are complete and accurate.

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

Changes in Internal Control Over Financial Reporting

Except as described above under the heading, “Evaluation of Disclosure Controls and Procedures,” there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of WindTamer Corporation, dated November 25, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 of WindTamer Corporation dated November 26, 2008 (File No. 000-53510)).

3.2
Amended and Restated By-Laws of WindTamer Corporation, dated March 10, 2010.
(incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of WindTamer Corporation dated March 11, 2010 (File No. 000-53510))

4.1
Registration Rights Agreement dated as of April 26, 2010, by and among WindTamer Corporation and the Holders named therein (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated April 27, 2010 (File No. 000-53510)).

4.2
Registration Rights Agreement dated as of April 26, 3020, by and among WindTamer Corporation and the Holders named therein (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated April 21, 2010(File No. 000-53510)).

10.1
WindTamer Corporation Non-Employee Director Compensation Plan. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed by WindTamer Corporation dated January 4, 2010 (File No. 000-53510)).*

10.2
Employment Agreement between WindTamer Corporation and Molly Hedges, dated as of  March 1, 2010 ((incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated March 1, 2010 (File No. 000-53510)).*

	10.3	Employment Agreement between WindTamer Corporation and Cherie Mahon, dated as of February 11,2010 (incorporated by reference herein to Exhibit 10.4to the Current Report on Form 8-K filed by WindTamer Corporation dated April 20, 2010 (File No. 000-53510))*

	10.4	Loan Agreement dated as of April 26, 2010 by and between WindTamer Corporation and First Niagara Bank , N.A. (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by WindTamer Corporation dated April 27, 2010(File No. 000-53510)).

	10.5	$1,000,000 Revolving Credit Note dated as of April 26, 2010, by and among WindTamer Corporation and First Niagara Bank, N.A.(incorporated by reference herein to Exhibit 10.2 to the Current Report Form 8-K filed by WindTamer Corporation dated April 27, 2010 (File No. 000-53510)).

	10.6	Warrant Purchase Agreement, dated as of April 26, 2010 between WindTamer Corporation and certain investors identified on Schedule 1 thereto (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K filed by WindTamer Corporation dated April 27, 2010 (File No. 000-53510)).

	10.7	Assignment of Shares by Gerald E. Brock to WindTamer Corporation, dated as of April 26, 2010 (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K filed by WindTamer Corporation dated April 27, 2010 (File 000-53510)).

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION
(Registrant)

April 28, 2010
	By:	/s/ WILLIAM A. SCHMITZ
	Name:	William A. Schmitz
	Title:	President and Chief Executive Officer