Form 10-Q/A
period 2010-03-31
WindTamer Corp
filed 2010-05-03
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

WindTamer Corporation (the "Company") is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the "Form 10-Q"), filed with the Securities and Exchange Commission on April 27, 2010 for the sole purpose of adding the principal financial officer's signature to the signature page which was inadvertently omitted from the Form 10-Q.

In connection with the filing of this Form 10-Q/A, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Form 10-Q/A the certifications pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Form 10-Q/A, the Company is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.  Exhibits

The following exhibits are filed with this report. The exhibit index previously included in the Form 10-Q is not amended hereby.

(a)	Exhibits:

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION
(Registrant)

May 3, 2010
	By:	/s/ WILLIAM A. SCHMITZ
	Name:	William A. Schmitz
	Title:	President and Chief Executive Officer

May 3, 2010	By:	/s/ GERALD E. BROCK
	Name:	Gerald E. Brock
	Title:	Chairman and acting Chief Financial Officer