Form 10-Q
period 2010-06-30
WindTamer Corp
filed 2010-08-16
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-53510

WINDTAMER CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-1610794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Mount Read Blvd
Rochester, NY	14615
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2010, the Registrant had outstanding 106,407,848 shares common stock, $0.0001 par value.

WINDTAMER CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements		1

	Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1

	Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended
	June 30, 2010 and 2009, and the Period from Date of Inception (March 30, 2001)
	Through June 30, 2010	2

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended
	June 30, 2010 and 2009, and the Period from Date of Inception (March 30, 2001)
	through June 30, 2010	3

	Unaudited Statement of Stockholders' Equity from Inception through June 30, 2010	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

Exhibits

PART I – FINANCIAL INFORMATION

WINDTAMER CORPORATION
(A Development Stage Company)
Balance Sheets

	June 30, 2010	December 31, 2010
	unaudited
ASSETS
Current assets
Cash	$24,776	$1,027,977

Prepaid expenses and other current assets	42,404	84,948
Inventory	898,576	47,101
Total current assets	965,756	1,160,026

Long-lived assets, net	36,513	37,277

Property and equipment, net	145,285	175,109

Total assets	$1,147,554	$1,372,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$851,511	$302,806
Line of credit	9,302	0
Customer deposits	254,907	95,000
Accrued liabilities	274,164	19,256
Total current liabilities	1,389,884	417,062

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at June 30, 2010 or December 31, 2009	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 106,407,848 and 115,297,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,640	11,530
Additional paid-in capital	13,469,221	4,998,421
Deficit accumulated during development stage	-13,722,191	-4,054,601
Total stockholders' equity	-242,330	955,350

Total liabilities and stockholders' equity	$1,147,554	$1,372,412

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period From Date of Inception (March 30, 2001) Through
	June 30,	June 30	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Research and development expenses:	$878,222	$279,011	$1,445,640	$391,273	2,569,817

Selling, general and administrative expenses:	7,540,960	547,122	8,221,149	1,249,261	11,153,153

Total expenses	8,419,182	826,133	9,666,789	1,640,534	13,722,970

Loss from operations	(8,419,182)	(826,133)	(9,666,789)	(1,640,534)	(13,722,970)
Non-operating (revenue)/expense
Interest	2,454		801	0	(779)
Net loss before income taxes	(8,421,636)	(826,133)		(1,640,534)	(13,722,191)
Income taxes	0	0		0
Net loss	(8,421,636)	(826,133)	(9,667,590)	(1,640,534)	(13,722,191)
Net loss per common share - basic and diluted	(.09)	(.01)	(.09)	(.02)	(.20)
Weighted average number of common shares outstanding - basic and diluted	93,074,515	81,542,667	104,266,181	81,364,833	67,450,747

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
(A Development Stage Company)
Statements of Cash Flows(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period from Date of Inception (March 30, 2001) Through June 30, 2010

Operating activities
Net loss	(9,667,590)	$(1,640,534)	(13,722,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	106,156	5,085	124,474
Stock-based compensation	1,136,827	750,022	2,558,612
Financing fees- issuance of warrants, non-cash	6,235,000	0	6,235,000
Stock issued for services	98,083	0	189,083
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	42,544	(7,244)	(42,405)
Increase in inventory	(851,475)	0	(898,576)
Increase in customer deposits	159,907	60,000	254,907
Increase in trade accounts payable and accrued liabilities	803,611	142,777	1,125,672

Net cash used in operating activities	(1,936,937)	(689,894)	(4,175,424)

Investing Activities
Acquisition of fixed assets	(75,566)	(22,783)	(266,881)
Acquisition of intangible assets	0	(5,300)	(39,387)
Net cash used in investing activities	(75,566)	(28,083)	(306,268)

Financing activities
Borrowings on line of credit, net of repayments	9,302	0	9,302
Proceeds from issuance of common stock	1,000,000	586,000	2,866,510
Proceeds from exercise of stock options	0	0	1,690,000
Stock offering expenses paid	0	(7,408)	(59,344)
Net cash provided by financing activities	1,009,302	578,592	4,506,468

Increase (decrease) in cash	(1,003,201)	(139,385)	24,776

Cash – beginning of period	1,027,977	204,771	0

Cash – end of period	24,776	65,386	24,776

Supplemental Information:
Income Taxes Paid	$0	$0	$0
Interest Paid	$2,454	$0	$5,334

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION (A Development Stage Company) Statements of Stockholders' Equity From Inception through June 30, 2010

	Treasury Stock		Common Stock		Additional	Deficit Accumulated During the	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Development Stage	Stockholders' Equity

Issuance of common stock in exchange for services		$-	60,000,000	$6,000	$(3,000)	$-	$3,000
Net loss for the period from March 30 through December 31, 2001						(3,100)	(3,100)
Balance, December 31, 2001	0	0	60,000,000	6,000	(3,000)	(3,100)	(100

Expenses paid by shareholder					20,000		20,000
Issuance of common stock for cash			93,320	9	49,991		50,000
Net loss for 2002						(61,348)	(61,348)
Balance, December 31, 2002	0	0	60,093,320	6,009	66,991	(64,448)	8,552

Expenses paid by shareholder					3,510		3,510
Treasury stock received at no cost	93,320						0
Retirement of treasury stock	(93,320)		(93,320)	(9)	9		0
Net loss for 2003						(428)	(428)
Balance, December 31, 2003	0	0	60,000,000	6,000	70,510	(64,876)	11,634

Net loss for 2004						(140)	(140)
Balance, December 31, 2004	0	0	60,000,000	6,000	70,510	(65,016)	11,494

Net loss for 2005						(130)	(130)
Balance, December 31, 2005	0	0	60,000,000	6,000	70,510	(65,146)	11,364

Net loss for 2006						(130)	(130)
Balance, December 31, 2006	0	0	60,000,000	6,000	70,510	(65,276)	11,234

Issuance of common stock for cash			1,400,000	140	69,860		70,000
Offering costs					(16,741)		(16,741)
Net loss for 2007						(26,467)	(26,467)
Balance, December 31, 2007	0	0	61,400,000	6,140	123,629	(91,743)	38,026

Issuance of common stock for cash			18,140,000	1,814	905,186		907,000
Issuance of common stock under stock award agreement			700,000	70	34,930		35,000
Offering costs					(26,258)		(26,258
Stock option expense					372,752		372,752
Issuance of stock under stock options			400,000	40	19,960		20,000
Net loss for 2008						(1,139,806)	(1,139,806)
Balance, December 31, 2008	0	0	80,640,000	8,064	1,430,199	(1,231,549)	206,714
Issuance of common stock for services			91,000	9	90,991		91,000
Issuance of common stock for cash			866,000	87	815,915		816,002
Offering costs					(16,344)		(16,344)
Stock option expense					702,280		702,280
Issuance of common stock under stock award agreement			300,000	30	308,720		308,750
Stock options exercised			33,400,000	3,340	1,666,660		1,670,000
Net loss for 2009						(2,823,052)	(2,823,052)
Balance, December 31, 2009	0	$-	115,297,000	$11,530	$4,998,421	$(4,054,601)	$955,350
Issuance of common stock for services			135,848	$13	$98,068		$98,081
Issuance of common stock under stock award			25,000	$2	$2,500		$2,502
Stock option expense					$299,880		$299,880
Net loss for quarter						$(1,245,954)	$(1,245,954)
Balance, March 31, 2010	0	0	115,457,848	$11,545	$5,398,869	$(5,300,555)	$109,859
Retirement of common shares			(29,050,000)	$(2,905)	2,905
Issuance of warrants for loan guarantee					6,235,000		6,235,000
Issuance of commons stock for cash			20,000,000	2000	998,000		1,000,000
Stock option expense					834,447	5	834,447
Net loss for quarter						(8,421,635)	(8,421,635)
Balance, June 30, 2010	0	0	106,407,848	10,640	13,469,221	(13,722,191)	(242,330)

The accompanying notes are an integral part of the financial statements

WINDTAMER CORPORATION
(A Development Stage Company)
Notes to The Financial Statements
Six-Month Period ended June 30, 2010
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

WindTamer Corporation (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. The Company is a developer and manufacturer of wind power generators that utilize a patented technology for the production of electrical power and of a unique energy management system that enables customers to reduce and better manage energy costs.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three and six-month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K for the fiscal year ended December 31, 2009.

Method of Accounting

The accompanying financial statements have been prepared in accordance with GAAP.  WindTamer Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

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

Inventory

Inventory consists primarily of parts and subassemblies for wind turbines and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  As of June 30, 2010, inventory consists of raw materials amounting to $711,576 and work-in-process amounting to $187,000. Inventory is reviewed quarterly to determine the need for and excess and obsolete inventory reserve.  As of June 30, 2010 and as of December 31, 2009, no reserve is necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.  During the quarter ended June 30, 2010, the Company relocated its headquarters to a larger, more accessible location, and as a result, leasehold improvements from the previous location, totaling $86,765, were impaired, and charged to depreciation expense.  For the year ended December 31, 2009, and for the first quarter of 2010, no impairments were necessary.

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

Research and Development Costs

All costs related to research and development are expensed when incurred.  Research and development costs consist of expenses to develop, test, assemble and install prototypes.  Specifically, these costs consist of, labor and manufacturing materials, consultants and test facility costs.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50.  Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Basic and Diluted Loss Per Share

Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period.  Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potentially issued common shares would be anti-dilutive.

As of June 30, 2010 there were 6,245,000 stock options, and 29,000,000 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in a development stage and has recognized minimal revenue as of June 30, 2010.  Since its formation, the Company has incurred a cumulative net loss of $13,722,191. The lack of sales and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. During the year ended December 31, 2007, the Company sold 1,400,000 shares of its common stock for gross proceeds of $70,000. The Company commenced a private placement in 2007 of its common stock which it completed in July 2008, in which it raised gross proceeds of $907,000.   During 2009, the Company conducted a private placement, which resulted in gross proceeds of $816,000 as of December 31, 2009.  Exercises of stock option awards resulted in additional proceeds of $1,670,000 for the year ended December 31, 2009. The Company plans to continue the launch of the commercialization of its products utilizing its current working capital and funds from a $1,000,000 line of credit with First Niagara Bank established on April 26, 2010.  In June, 2010, the Company raised $1,000,000 in a private placement offering. This added working capital may not be sufficient to fund operational growth, and the Company may need to raise additional capital. There can be no assurance that the Company will be able to raise sufficient additional capital, or if it does raise additional capital, it can be in terms favorable to the Company.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of

	June 30, 2010	December 31, 2009
Property and equipment
Equipment	91,386	$44,360
Leasehold Improvements	0	76,213
Furniture and fixtures	33,994	30,436
Software	54,740	40,308
Total property and equipment before accumulated depreciation	180,120	191,317

Less accumulated depreciation	(34,835)	(16,208)
Total property and equipment	145,285	175,109

Intangible assets
Patents	34,862	34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(2,874)	(2,110)
Total intangible assets	36,513	$37,277

Amortization of intangible assets is expected to amount to less than $1,000 per year for each of the next five years. In June, 2010, the Company relocated its headquarters to a larger, more accessible location, which resulted in an impairment of leasehold improvements of $86,765.  This has been charged to depreciation expense for the quarter ending June 30, 2010.

Note 4 – Debt

In April, 2010, the Company established a $1,000,000 line of credit with First Niagara Bank to provide the Company with liquidity in light of its limited cash flow.  The facility is secured by the pledge of company shares owned by its founder to the guarantors of the loan, and by the guarantees of two officers and one shareholder. The line of credit bears interest at prime rate, plus 0%.  At no time shall the applicable interest rate be less than 3.25%

The borrowings under the loan agreement are secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, founder of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations.

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue.  The total non-cash expense recorded during the quarter ended June 30, 2010 was $6,235,000.

On June 30, 2010 the borrowings under the line of credit amounted to $9,302.

Note 5 – Stockholders’ Equity

During the quarter ended March 31, 2010, 135,848 shares were issued in exchange for services totaling approximately $98,000 provided by three vendors, and 25,000 shares were issued as a stock award to one of the Company's officers.

On April 26, 2010, the Company’s founder agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration.  As a result, the shares were returned to authorized but unissued shares and the Company’s outstanding shares of common stock were reduced from 115,457,848 to 86,407,848.  In June, 2010, the Company sold 20,000,000 shares in a private placement for a price of $.05, resulting in gross proceeds of $1,000,000. Costs associated with this private placement were minimal.

Note 6 – Stock Based Compensation

The Company has established the “2008 Equity Incentive Plan” which is a shareholder approved plan that permits the granting of share options and shares to employees, directors and consultants.   The 2008 Equity Incentive Plan provides for the issuance of up to 8,000,000 shares of common stock of which 1,000,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 8,000,000 to 16,000,000. On March 10, 2010 the Board of Directors approved a change to the vesting of non-employee director vesting. Options granted to non-employee directors will vest immediately upon grant and all outstanding options issued to non-employee directors had their vesting date accelerated so that such options were immediately exercisable.   These amendments were approved by the shareholders at its Annual Meeting in April, 2010, and all shares granted to directors for 2010 vested as of April 28, 2010.  The expense associated with this amounted to $444,806.

On May 17, 2010, the Board of Directors approved a modification to the Company’s 2008 Equity Incentive Plan whereby options held by all employees, directors and consultants, which had an exercise price above the closing price of the Corporation’s common stock on the OTCBB, were re-priced to equal the closing price of the common stock on the OTCBB as of May 17, 2010.  As a result, all such options were revalued based upon this new exercise price, which generated an additional expense of $166,045 for quarter ending June 30, 2010. For the six months ended June 30, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $ 1,136,827, as compared to $750,022 for the six months ending June 30, 2009.  This expense increased both  basic or diluted net loss per share by $.01 for the six months ended June 30, 2010 ($0.01 increase in basic and diluted net loss per share for the six months ended June 30, 2009).

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the Company’s quoted price on the OTCBB was used to value the underlying shares.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry.   The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Six Months ended	Six months ended
	June 30, 2010	June 30, 2009

Expected dividend yield	0%	0%
Expected stock price volatility	86%	40-50%
Risk-free interest rate	1.14-4.06%	1.46-2.9%
Expected life of options	1.5-10Years	3-10 Years

Rates listed for the six months ended June 30, 2010 are in effect as of modification date  (May 17, 2010).

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,661,667	$.72
Options granted during 2010	1,583,333	$.58

Outstanding at June 30, 2010	6,245,000	$.26	7.9	$2,435,550
Exercisable at June 30, 2010	2,900,000	.22	7.3	$1,131,000

The weighted average fair value of options granted during six months ended June 30, 2010 was approximately $.42 ($.54 for the  six months ending June 30, 2009).   During the six months ended June 30, 2010, 1.4 million shares vested, and no options were exercised. There were no shares vested, and no options were exercised for the six months ended June 30, 2009.  On May 17, 2010, the Board of Directors approved a modification to the Corporation’s Amended and Restated 2008 Equity Incentive Plan, to reset the exercise price all outstanding options which had an exercise price above the closing of the Corporation’s common stock above the OTCBB closing price as of May 17, 2010.  The reset price was the closing price of the Corporation’s common stock price on the OTCBB as of May 17, 2010.  This impacted the cumulative weighted average exercise price for the six months ending June 30, 2010.

Note 7 – Consulting Agreement

On May 24, 2010 the Company entered into a agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s wind turbine system.   This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, NY, the location of one of the Company’s turbine test sites. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with agreement, the individual received 200,000 stock options, vesting over a one year period.  During the six months ended June 30, 2010, the Company expensed $26,867 relating to options awarded to him.

Note 8 – Related Party Transactions

Certain services were provided to the Company by immediate family members of an officer / shareholder of the Company.  These services relate to inventory production, leasehold improvements, research and development efforts and administrative wages and amounted to $70,636 for the six months ended June 30, 2010, $102,471 for the six month ended  June 30, 2009 , and $404,277 since inception.  As of June 30, 2010, there were no payments due to these related parties.

Note 9 – Commitments and Contingencies

Employment Agreements

As of December 31, 2009, the Company had entered into employment agreements with various members of management.  These employment agreements have three year terms with the Company’s option to extend employment for a fourth year, expiring at various dates from July 14, 2012 to December 28, 2012.  Annual compensation required under these agreements includes base salary aggregating approximately $800,000, as well as annual bonuses based on achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.

As of March 31, 2010, the Company had entered into employment agreements with two additional members of management.  These agreements each have a three year term with the Company’s option to extend employment to a fourth year.

On May 16, 2010, one of executive officers covered by an employment agreement was terminated for good cause, and accordingly will not be eligible for salary continuation benefits as outlined in his employment agreement.

Annual compensation under all agreements in place as of June 30, 2010 amounts to $847,000.

Operating lease

On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expires October 31, 2011 with a two year renewal option.  Future annual commitments by year under this lease are as follows:

Rental Commitment
2010	$16,800
2011	$14,000

In June, 2010, the Company relocated its headquarters from Geneseo, NY to Rochester, NY into a larger, more easily accessible location. Inventory warehousing space and assembly capabilities at the Geneseo facility were neither large enough, nor flexible enough to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house  research and development activities and administrative office space. The Company is currently negotiating with the landlord of the Geneseo property on a lease buy-out.  A lease on the property in Rochester, NY has not yet been finalized, however, we expect the annual rental commitment to approximate $100,000, and the lease period to be less than one year.

Warranty

During the year ended December 31, 2009 and for the six months ended June 30, 2010, the Company entered into a number of sales orders for wind turbine units.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of June 30, 2010 amounted to $254,907 (the December 31, 2009 total was $95,000) and have been included in customer deposits. Of the orders received before December 31, 2009, four turbines have been fully installed, proceeds of which are netted against research and development expenses.  We expect to install the remaining units associated with these deposits during the third and fourth quarters of 2010, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation. The sales orders included product warranties; however, based on the lack of operating history, the Company is unable to reasonably determine an estimate of this liability.

Other matters

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009, in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  The Company has demanded $77,413 as reimbursement for engineering and materials costs, which has not been paid to date.  AWR also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype.  The prototype was not completed or delivered to AWR.  AWR provided a $50,000 deposit for the orders, but never provided the purchase order.  The agreement also granted AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  On April 29, 2009 the Company also granted AWR an option for 60 days to enter into an exclusive license agreement with the Company for 50 years for the sale of the Company’s 15kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if the due diligence provided to AWR by the Company was not reasonably acceptable. AWR paid a $10,000 fee for the option. The payments from AWR, aggregating $60,000 are included in accounts payable in the accompanying balance sheet.  On September 10, 2009, the Company received a letter from counsel to AWR terminating the March 2009 agreement and the April 2009 option described above and demanding the return of $60,000 provided to the Company.  The Company has confirmed the termination of the agreements and has disputed these requests for the return of the $60,000 although there can be no assurance that it will be successful.

Note 9 –Income Taxes

The Company filed its 2009 and 2008 New York State corporate income tax return during March, 2010 and July 2009, respectively, and anticipates a refund upon approval by state tax authorities in the amount of $132,002 for 2009, and $31,217 for 2008, related to tax credits for being a Qualified Emerging Technology Company.  These refunds will be recognized when received by the Company.

The Company received a Statement of Tax Reduction or Overpayment notice, dated June 21, 2010, indicating that  refunds’ as claimed were allowed. Subsequently, on July 7, 2010 a payment for the 2008 tax refund was received.  The 2009 refund has been approved, but is pending release of funds from the New York State Comptroller.

Note 10- Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force (“EITF”)”.  ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue.  However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration.  The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions.  ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB EITF”.  ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited historical financial statements and the related notes and the other financial information included elsewhere in this report and in the Company’s annual report on Form 10-K filed on March 11, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

Overview

We are a development-stage company that has developed a new type of wind turbine, based on our patented technology.  We believe that our patented technology enables our turbines to harness wind energy more efficiently than other small wind turbines currently available in the market, thereby enabling our turbines to provide more energy than other comparably sized and priced turbines.

We were formed in 2001 and received our first patent in 2003. From 2003 through the third quarter of 2009, we focused virtually all of our resources on research and development, including the testing of multiple prototypes.  We continue to collect a variety of test data related to the performance of the machine.  During the fourth quarter of 2009, we began hiring our experienced management team as we expanded our efforts from research and development to also include sales, marketing, operations and related efforts.  In the fourth quarter of 2009, we began selling our turbines, and had our first installations of turbines in the first quarter of 2010. Proceeds from the installations were netted against research and development costs, where the cost of the installations, which exceeded customer proceeds, were expensed. We continue to collect data, monitor our installed sites, and enhance the original design concept in order to maximize output potential, and as a result, we believe that we continue to operate as a development stage company. We are filling our supply chain based upon minimal, prototype vendor orders, and have not yet begun ramping our suppliers to full-scale production levels.

We are seeking to market our products in the residential, commercial, governmental, industrial, recreational, and portable markets. We are developing WindTamer turbines mounted on mobile units to be used for military and off-grid applications, and for use in back up power systems and demand management applications. Our initial customers, who have placed orders and have paid down payment deposits, are slated for installation throughout the remainder of 2010, primarily in residential, small scale commercial, and educational markets.

Financial Operations

The Company expects to incur substantial additional costs, including costs related to expanding our operations to meet our anticipated growth and ongoing research and development activities. We have utilized the proceeds raised from our private placements conducted in 2008 and 2009 to sustain our operations and produce our WindTamer prototype turbines. In April, 2010, we established a $1.0 million revolving credit facility with First Niagara Bank to help supplement our cash flow.  The facility is secured by personal guarantees of two our officers and one other shareholder. The Board of Directors has authorized a private placement of up to 30 million shares of common stock at $.05 per share to accredited third party investors who are not insiders of the Company.  In June, 2010, we sold 20 million shares of common stock at $.05 per share, netting $1.0 million. The Board of Directors authorized us to make additional sales until December, 2010.

Our future cash requirements will depend on many factors, including our level and types of sales and the timing and progress of those efforts, continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the end of 2010, and possibly later if we are unable to establish satisfactory manufacturing and distribution arrangements, or our products are not initially accepted by the market. This will be affected to a large extent by our ability to secure multi-unit orders from larger commercial customers who we have begun targeting.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Revenues

We are a development stage company and have generated no significant revenues since our inception in 2001.   For the quarter ending June 30, 2010, we completed installation of two turbine units, and netted the proceeds from the sale against research and development expense, where the costs, which significantly exceeded proceeds, were expensed.   We continue to focus significant resources on research and development, including the testing of multiple prototypes and gathering and assessing data from installed and demonstration units.  In April 2010, it became apparent that initial test results from installed sites indicated that product performance data was not meeting our product specifications. This led to the suspension of active sales until product data could be validated by wind tunnel environment testing, which we performed in May, 2010.  The data generated for the wind tunnel testing, and our testing of prototype/installed units was analyzed to determine the optimal product design to maximize production output. During the quarter ended June 30, 2010, we continued to enhance product design.  Because of the initial uncertainty with respect to product performance, we agreed to refund customer deposits if a customer requested it. We are currently revising our turbine blade design.  Once the blade design is finalized, we will upgrade blades on all existing installed units, at no cost to the customer.

Subsequent to June 30, 2010, based upon the revised design configurations we have discovered to date, we renewed our sales efforts. We continue to expand our selling efforts in residential, agricultural, small scale commercial, educational and governmental channels via our website, our direct sales force and our distribution network. We have deposits from customers totaling approximately $254,907 as of June 30, 2010.  We expect to install the units associated with these deposits during the third and fourth quarters of 2010, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation, although there can be no assurance that we will be able to meet this schedule

Research and Development

Research and development costs increased in the quarter ended June 30, 2010 by $599,211 or 215%, to $878,222 when compared to the quarter ended June 30, 2009. This increase in research and development expenses was comprised primarily of labor and materials for the construction, installations, testing and refinement of our first production models. During the second quarter of 2010, we incurred significant costs associated with preparing for full-scale production, which we expect to commence during the second half of 2010.  These costs included the establishment of an operations department, and reserves to correctly value on-hand inventory at lower of cost or market.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended June 30, 2010 were $7,540,960, an increase of $6,993,838, when compared to the quarter ended June 30, 2009.  The increase over the prior year was related to several non-cash costs totaling $6.7 million, which included of warrants issued to the guarantors of the Company’s $1.0 million credit facility with First Niagara Bank, impairment costs associated with the Company’s headquarter relocation during the quarter, and an increase in stock based compensation resulting from the Board of Director’s decision to reset the option price for most of the Company’s outstanding stock options and to change the vesting period on the Non-employee Director Compensation Plan, as well as increased costs associated with full scale business operations.

Depreciation and Amortization

Depreciation and amortization charges were $93,135 for the quarter ended June 30, 2010 compared to $2,600 during the quarter ended June 30, 2009.  The increase is related to the impairment of leasehold improvement on our former corporate headquarters site in Geneseo, NY, from which we moved in June, 2010.

Other Income (Expense)

Interest expense for the quarter ended June 30, 2010 was $2,454 as a result of the borrowing activity on our line of credit.

Net Loss

We incurred net losses of $8,421,636 and $826,133 for the second quarters of fiscal 2010 and 2009, respectively.  The loss for the quarter ended June 30, 2010 was significantly impacted by non-cash finance fees related to the Company’s loan guarantee by two corporate officers and one shareholder and stock option expense, as well as costs  to increase internal resources, perform product testing, and  to continue our initial product launch.

Results of Operations for Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

We are a development stage company and have generated no significant revenues since our inception in 2001.   For the six months ending June 30, 2010, we completed installation of four turbine units, and netted the proceeds from the sale against research and development expense, where the costs, which significantly exceeded proceeds, were expensed.   We continue to focus significant resources on research and development, including the testing of multiple prototypes and gathering and assessing data from installed and demo units.  In April, 2010 it became apparent that initial test results from installed sites indicated that product performance data was not meeting our product specifications. This led to the suspension of active sales until product data could be validated by wind tunnel environment testing, which we performed in May, 2010.  The data generated bythe wind tunnel testing, and our testing of prototype/installed units was analyzed to determine the optimal product design to maximize production output. During the quarter ended June 30, 2010, we continued to enhance product design.  Because of the initial uncertainty with respect to product performance, we agreed to refund customer deposits if a customer requested it. Once the design is finalized, we will update all existing installed units at no cost to the customer.

Subsequent to June 30, 2010, based upon the revised design configurations we have discovered to date, we renewed our sales efforts. We continue to expand our selling efforts in residential, agricultural, small scale commercial, educational and governmental channels via our website, our direct sales force and our distribution network. We have deposits from customers totaling approximately $254,907 as of June 30, 2010.  We expect to install the units associated with these deposits during the third and fourth quarters of 2010, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation although there can be no assurance that we will be able to meet this schedule.

Research and Development

Research and development costs in the six months ended June 30, 2010 amounted to $1,445,640, and increased by $1,054,367, or 269% when compared to the quarter ended June 30, 2009, and are $2,569,817 since inception. This increase in research and development expenses was comprised primarily of labor and materials for the construction, installations, testing and refinement of our production models.  During 2010, we have incurred significant costs associated with preparing for full-scale production, which we expect to commence during the second half of 2010.  These costs included the establishment of an operations department, and reserves to correctly value on-hand inventory at lower of cost or market.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the six months ended June 30, 2010 were $8,221,149 an increase of $6,971,888 when compared to the six months ended June 30, 2009, and are $11,153,153 since inception.  The increase over the prior year was consists of approximately $6,737,000 in non-cash expense of warrants issued to the guarantors of the Company’s $1.0 million credit facility with First Niagara Bank, impairment costs associated with the Company’s headquarter relocation during the second quarter of 2010, and an increase in stock based compensation resulting from the Board of Director’s decision to modify the option price for most of the Company’s outstanding stock options in addition to changing the vesting period for the Non-Employee Director Compensation Plan, as well as increases associated with ramping to full scale operations.

Depreciation and Amortization

Depreciation and amortization charges were $106,156 for the six months ended June 30, 2010 compared to $5,085 for the six months ended June 30, 2009, and $124,474 since inception.  The increase is related to the impairment of leasehold improvement on our former corporate headquarters site in Geneseo, NY, from which we moved in June, 2010.

Other Income (Expense)

Interest expense for the year ended June 30, 2010 was nominal due the second quarter borrowing activity on our line of credit, offset by minimal interest incomeearned in the first quarter of 2010.

Net Loss

We incurred net losses of $9,667,590 and $1,640,534 for the six months of fiscal 2010 and 2009, respectively, and $13,722,191 cumulative since inception.  The loss for the six months ended June 30, 2010 was significantly impacted by non-cash finance fees related to the Company’s loan guarantee by two corporate officers and one shareholder, as well as costs  to increase internal resources, perform product testing, and  to continue our initial product launch.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations.

We have initially introduced WindTamer turbines from 1.0 to 3.5 kilowatts for commercial, industrial, governmental, educational and residential use. We are developing mobile units for use in military and off-grid applications, as well as turbine systems used for back-up power and demand management systems.  We have not yet begun large scale manufacturing of our turbines or large scale marketing of them to customers, although we expect to commence both during 2010. We have begun working with distributors for WindTamer turbines for domestic sale.  We plan to evaluate licensing opportunities later in 2010.  At this time, however, we have no definitive licensing agreements or arrangements to do so and there can be no assurance that we will be able to enter into successful arrangements by that time or at all.

We have utilized the proceeds we raised from our private placements conducted in 2008, 2009 and 2010 to implement our business plan and build prototypes of our WindTamer turbines.  Late in 2009, and during the first quarter of 2010, we expanded our management and sales and marketing teams to facilitate our growth and expansion. We began taking orders for our initial sales in late 2009 and made our first installations during the first quarter of 2010. We have purchased inventory to satisfy installations that will take place in the second half of 2010.  Currently, we outsource our component manufacture; however, we plan to evaluate the cost benefit of bringing some component manufacturing in house during the course of 2010.

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

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $424,128 as compared to $742,964 of positive working capital as of December 31, 2009.  The decrease in working capital is attributed to the net loss generated from operations for the six months ended June 30, 2010 which included the use of capital in the development of our internal resources, and our initial product launch and related expenses.

Our principal source of liquidity has been from our founder, and proceeds of $907,000 from a private placement of our common stock completed in 2008 (net proceeds were $880,742), the proceeds from  a private placements conducted in 2009for $816,000 (net proceeds were $ 799,658), the exercise of 33,400,000 stock options in 2009, which yielded $1,666,660 and $1,000,000 from a private placement of our common stock completed in 2010. Stock offering costs on the June, 2010 placement were minimal.

We launched the commercialization of our products in the third quarter of 2009 with installations of turbines beginning in the first quarter of 2010.  We believe that we will need additional capital to meet anticipated demand for our products over the next twelve months.  We raised approximately $2.6 million in private equity financing in 2009 and $1 million in 2010.  We believe that we will need approximately an additional $.5 to $1.5 million of additional capital over the next twelve months to bring our business to a level to be able to sustain positive cash flow from operations.  If we are unable to generate this amount from our new $1.0 million credit facility and operations, we will need to seek additional financing.  We have outsourced our component builds to local manufacturers to begin sales and during 2010 we plan to perform a cost benefit analysis to determine the benefits associated with in-house component manufacturing. There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.

On April 26, 2010, we entered into a Loan Agreement for a working capital line of credit with our lender, First Niagara Bank.  The loan agreement consisted of a revolving credit facility with an aggregate maximum commitment of $1.0 million.  Our revolving credit facility bears a prime variable interest rate (3.25% as of June 30, 2010) subject to a minimum rate of no less than 3.25%.  Interest is payable monthly.  The credit facility matures on May 1, 2011, and all borrowings are due and payable on that date. The loan agreement includes customary covenants related to, among other things, restrictions on our ability to incur additional debt or encumbrances on our assets, or pay or declare dividends, make sales of assets, make certain investments and lending, but does not contain any specific financial covenants.

The borrowings under the Loan Agreement are secured by a limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, Chairman and founder of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees and pledge, we issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. The expense associated with this warrant grant amounted to $6,235,000.

Also on April 26, 2010, Mr. Brock agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration.  As a result, the Company’s outstanding shares of common stock were reduced from 115,457,848 to 86,407,848 and were returned to authorized but unissued shares.

On June 17, 2010, the Board of Directors approved a private placement of up to 30 million shares of our common stock at $.05 each, to accredited, non-related party investors.  On June 23 and June 26, 2010, we sold an aggregate of 20 million shares netting $1.0 million and are authorized to sell up to an additional 10 million shares of common stock until December 31, 2010.

We have utilized our private placement funds and our line of credit to establish our management team, further our research and product development by increased product testing at both wind tunnel settings and at outside test sites, and to purchase inventory to satisfy short term customer demand.

There can be no assurance that any revenues from our operations, our credit facility, and our recent stock offering will be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period.  In such event, we may need to raise additional capital through debt or equity financing. Additionally, even if we are able to achieve cash flow from operations we may seek to raise additional capital to accelerate the growth of our operations or build on our manufacturing and distribution infrastructure.

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

Critical Accounting Policies

As of  June 30, 2010, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s 10-K filed with the Commission, for the fiscal year ended December 31, 2009, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2010.  This conclusion is based on the material weaknesses in our internal control over financial reporting discussed further identified by our management as of December 31, 2009.

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

We are committed to improving our disclosure controls and procedures and internal controls over financial reporting.  As part of this commitment, we took steps during 2009 to improve our disclosure controls and procedures, including establishing more robust procedures for the review and reporting of material agreements.   We took additional steps during the first quarter of 2010 to remediate the material weaknesses in our internal controls over financial reporting including, the appointment of Molly Hedges as Acting Chief Financial Officer and Vice-President of Finance and the establishment of an independent Audit Committee and charter for the committee.

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

Changes in Internal Control Over Financial Reporting

Except as described above under the heading, “Evaluation of Disclosure Controls and Procedures,” there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

The Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See the Company’s current report on Form 8-K filed on May 20, 2010 with respect to the Company’s issuance of options to purchase shares of the Company’s common stock and the Company’s current report on Form 8-K filed on  June  28, 2010 disclosing the Company’s sale of 20,000,000 shares of its common stock yielding $1 million in gross proceeds.  The Company used the proceeds of such sale for working capital needs.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits:

	4.2	Form of Subscription Agreement, filed with the Company’s current report on Form 8-K on June 28, 2010.

	10.1	Amended and Restated 2008 Equity Incentive Plan, filed with the Company’s current report on Form 8-K on May 4, 2010

	10.2	Modification to the Company’s 2008 Equity Incentive Plan, filed with the Company’s current report form on Form 8-K on May 20, 2010

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION
(Registrant)

August 16, 2010
	By:	/s/ WILLIAM A. SCHMITZ
	Name:	William A. Schmitz
	Title:	President and Chief Executive Officer