Form 10-K/A
period 2009-12-31
WindTamer Corp
filed 2010-09-23
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

156 Court Street
Suite # 7
Geneseo, New York14454

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 21, 2010
Common Stock, $.0001 par value per share	106,407,848 shares

WindTamer Corporation (the “Company”) is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in order to include an opinion of an Independent Registered Public Accountant which covers the period beginning with the Company’s  inception and concluding on December 31, 2009.  While the Company is refiling its financial statements referenced in the opinion, the amendment contains no other changes to such statements.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Reports of Independent Registered Public Accounting Firm — EFP Rotenberg LLP

2.	Balance Sheets

3.	Statements of Operations

4.	Statements of Stockholders’ Equity

5.	Statements of Cash Flows

6.	Notes to Financial Statements

(2)	Exhibits.

Exhibit           Description
Number

23.1	Consent of EFP Rotenberg, LLP

31.1	Certification of William Schmitz pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Molly Hedges pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Molly Hedges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION

Date: September 22, 2010	By:	/s/ WILLIAM A. SCHMITZ
William A. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM A. SCHMITZ	Chief Executive Officer and Director	September 22, 2010
William A. Schmitz	(Principal Executive Officer)

/s/ MOLLY HEDGES	Acting Financial Officer, Controller and Treasurer	September 22, 2010
Molly Hedges	(Principal Financial and Accounting Officer)

	Director	September 22, 2010
John Blake

/s/ GERALD BROCK	Director	September 22, 2010
Gerald Brock

/s/ STEVEN DINUNZIO	Director	September 22, 2010
Steven DiNunzio

/s/ PIERRE LEIGNADIER	Director	September 22, 2010
Pierre Leignadier

Director
George Naselaris		September 22, 2010

/s/ DOV SCHWELL	Director	September 22, 2010
Dov Schwell

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindTamer Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from date of inception (March 30, 2001) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

EXHIBIT INDEX

Exhibit          Description
Number

23.1	Consent of EFP Rotenberg, LLP

31.1	Certification of William Schmitz pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Molly Hedges pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Molly Hedges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002