Form 10-K/A
period 2009-12-31
WindTamer Corp
filed 2010-10-05
CIK 1424640

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

* Registrant is not yet required to submit Interactive data files pursuant to Rule 405 of Regulation S-T.

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

WindTamer Corporation (the “Company”) is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in order to include an opinion of an Independent Registered Public Accountant which covers the period beginning with the Company’s  inception and concluding on December 31, 2009.  The Company is also including an updated consent of EFP Rotenberg LLP, the Company's auditors, to the inclusion of their report in the filing, as Exhibit 23.1 hereto.  While the Company is refiling its financial statements referenced in the opinion, the amendment contains no other changes.

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

WINDTAMER CORPORATION

Date: October 5 , 2010	By:	/s/ WILLIAM A. SCHMITZ
William A. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM A. SCHMITZ	Chief Executive Officer and Director	October 5 , 2010
William A. Schmitz	(Principal Executive Officer)

/s/ MOLLY HEDGES	Acting Chief Financial Officer, Controller and Treasurer	October 5 , 2010
Molly Hedges	(Principal Financial and Accounting Officer)

	Director	October 5 , 2010
John Blake

/s/ GERALD BROCK	Director	October 5 , 2010
Gerald Brock

/s/ STEVEN DINUNZIO	Director	October 5 , 2010
Steven DiNunzio

/s/ PIERRE LEIGNADIER	Director	October 5 , 2010
Pierre Leignadier

/s/ GEORGE NASELARIS	Director
George Naselaris		October 5 , 2010

/s/ DOV SCHWELL	Director	October 5 , 2010
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