Form 10-Q
period 2010-09-30
WindTamer Corp
filed 2010-11-15
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

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

As of November 9, 2010, the Registrant had outstanding 116,521,045 shares common stock, $0.0001 par value.

WINDTAMER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

WINDTAMER CORPORATION
Balance Sheets

	September 30, 2010 (unaudited)	December31, 2009
ASSETS
Current assets
Cash	$38,191	$1,027,977
Accounts Receivable	21,250	0
Prepaid expenses and other current assets	65,727	84,948
Inventory	628,263	47,101
Total current assets	753,431	1,160,026

Intangible assets, net	35,925	37,277

Property and equipment, net	141,308	175,109

Total assets	$930,664	$1,372,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$811,510	$302,806
Line of credit	772,967	0
Customer deposits	192,557	95,000
Accrued liabilities	334,730	19,256
Total current liabilities	2,111,764	417,062

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at September 30, 2010 or December 31, 2009	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 106,447,817 and 115,297,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10,644	11,530
Additional paid-in capital	13,681,117	4,998,421
Accumulated deficit	(14,872,861)	(4,054,601)
Total stockholders' equity/(deficit)	(1,181,100)	955,350

Total liabilities and stockholders' equity	$930,664	$1,372,412

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Sales	$438,985		$438,985

Cost of Goods Sold	714,856		714,856

Gross Loss	(275,871)		(275,871)
Operating Expenses:
Research and development expenses	412,949	$278,421	1,858,589	$669,694
Selling, general and administrative expenses	621,634	101,368	8,842,784	1,350,629

Total expenses	1,034,583	379,789	10,701,373	2,020,323

Loss from operations	(1,310,454)	(379,789)	(10,977,244)	(2,020,323)
Non-operating (revenue)/expense
Interest	3,135	0	3,936	0
Net loss before income taxes	(1,313,589)	(379,789)	(10,981,180)	(2,020,323)
Income taxes	(162,919)	0	(162,919)	0
Net loss	$(1,150,670)	$(379,789)	$(10,818,261)	$(2,020,323)
Net loss per common share - basic and diluted	$(.01)	$(.00)	$(.10)	$(.02)
Weighted average number of common shares outstanding - basic and diluted	106,421,171	98,341,000	107,206,733	87,023,556

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
Statements of Cash Flows(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Operating activities
Net loss	$(10,818,261)	$(2,020,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	119,497	7,988
Stock-based compensation	1,337,935	649,024
Financing fees- issuance of warrants, non-cash	6,235,000	0
Stock issued for services and rent	108,871	0
Changes in operating assets and liabilities:
Decrease/(Increase) in prepaid expenses and other current assets	19.221	(6,071)
Increase in trade accounts receivable	(21,250)	0
Increase in inventory	(581,162)	0
Increase in customer deposits	97,557	60,000
Increase in trade accounts payable and accrued liabilities	824,180	162,249

Net cash used in operating activities	(2,678,412)	(1,147,133)

Investing Activities
Acquisition of fixed assets	(84,341)	(26,327)
Acquisition of intangible assets	0	(16,994)
Net cash used in investing activities	(84,341)	(43,321)

Financing activities
Borrowings on line of credit, net of repayments	772,967	0
Proceeds from issuance of common stock	1,000,000	741,000
Proceeds from the exercise of stock options	0	833,000
Stock offering expenses paid	0	(16,344)
Net cash provided by financing activities	1,772,967	1,557,656

Increase (decrease) in cash	(989,786)	367,202

Cash – beginning of period	1,027,977	204,771

Cash – end of period	$38,191	$571,973

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$(162,919)	$0
Interest Paid	$3,745	$0

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

Statement of Stockholders’ Equity/(Deficit) (unaudited)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2009	115,297,000	$11,530	$4,998,421	$(4,054,601)	$955,350
Issuance of common stock for services	135,848	13	98,068		98,081
Issuance of common stock under stock award	25,000	2	2,500		2,502
Stock option expense			299,880		299,880
Net loss for quarter				(1,245,954)	(1,245,954)
Balance, March 31, 2010	115,457,848	11,545	5,398,869	(5,300,555)	109,859
Retirement of common shares	(29,050,000)	(2,905)	2,905		0
Issuance of warrants for loan guarantee			6,235,000		6,235,000
Issuance of commons stock for cash	20,000,000	2,000	998,000		1,000,000
Stock option expense			834,447		834,447
Net loss for quarter				(8,421,636)	(8,421,636)
Balance, June 30, 2010	106,407,848	10,640	13,469,221	(13,722,191)	(242,330)
Issuance of common stock for rent	39,969	4	10,788		10,792
Stock option expense			201,108		201,108
Net loss for quarter				(1,150,670)	(1,150,670)
Balance, September 30,2010	106,447,817	$10,644	$13,681,117	$(14,872,861)	$(1,181,100)

The accompanying notes are an integral part of the financial statements

WINDTAMER CORPORATION

Notes to The Financial Statements
Nine-Month Period ended September 30, 2010
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

WindTamer Corporation (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. The Company is a developer and manufacturer of wind power turbines that utilize a patented technology for the production of electrical power and of a proprietary energy management system that enables customers to reduce and better manage energy costs.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three and nine-month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K for the fiscal year ended December 31, 2009.

Method of Accounting

The accompanying financial statements have been prepared in accordance with GAAP.  WindTamer Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

The Company had operated as a development stage enterprise until June 30, 2010 as substantially all of its efforts were planning, raising capital, research and development, and developing markets for its products. Effective July 1, 2010, the company exited development stage, as it shifted its efforts toward product commercialization and sale.  As a result, the financial statements of the Company are no longer  prepared in accordance with the accounting and reporting principles prescribed by Accounting Standards Codification (ASC) 915, “Development Stage Entities”.

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

Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value.  The Company requires a down payment upon acceptance of the customer purchase order, and the remaining balance is generally due upon completion of the turbine installation.  Although management expects to collect these amounts in full, the amounts actually collected may differ. Accounts receivable are reviewed on an on-going basis, and based upon the current status of an account, and management's judgment of ultimate collectability, a reserve for doubtful accounts is established.

Inventory

Inventory consists primarily of parts and subassemblies for wind turbines and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of September 30, 2010 consists of raw materials amounting to $422,263 and work-in-process amounting to $206,000. Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of September 30, 2010 no such reserve is necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.  During the quarter ended June 30, 2010, the Company relocated its headquarters to a larger, more accessible location, and as a result, leasehold improvements from the previous location, totaling $86,765, were impaired, and charged to depreciation expense.  For the year ended December 31, 2009, and for the first and third quarters of 2010, no impairments were necessary.

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

Research and Development Costs

All costs related to research and development are expensed when incurred.  Research and development costs consist of expenses to develop, test, assemble and install prototypes.  Specifically, these costs consist of labor and manufacturing materials, consultants and test facility costs.

Warranty Costs

The Company’s standard warranty on each turbine sold protects against defects in design, material and workmanship under normal use for up to a six-year period, however there are several warranties which have specific terms and conditions.  The Company provides for estimated cost of warranties at the time the revenue is recognized.  Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

As of September 30, 2010 there were 6,750,000 stock options, and 29,000,000 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company exited development stage during the quarter ended September 30, 2010 and had recognized minimal revenues prior to that date. Since its formation, the Company has incurred a cumulative net loss of $14,872,861. The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. During the year ended December 31, 2007, the Company sold 1,400,000 shares of its common stock for gross proceeds of $70,000. The Company commenced a private placement in 2007 of its common stock which it completed in July 2008, in which it raised gross proceeds of $907,000.   During 2009, the Company conducted a private placement, which resulted in gross proceeds of $816,000 as of December 31, 2009.  Exercises of stock option awards resulted in additional proceeds of $1,670,000 for the year ended December 31, 2009. The Company plans to continue the launch of the commercialization of its products utilizing its current working capital and funds from a $1,000,000 line of credit with First Niagara Bank established on April 26, 2010.  In June, 2010, the Company raised $1,000,000 in a private placement offering. This added working capital is not expected to be sufficient to fund operational growth, and the Company expects to need to raise additional capital. There can be no assurance that the Company will be able to raise sufficient additional capital, or if it does raise additional capital, it will do so on terms favorable to the Company.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of

	September 30, 2010	December 31, 2009
Property and equipment
Equipment	$91,387	$44,360
Leasehold Improvements	0	76,213
Furniture and fixtures	40,787	30,436
Software	54,739	40,308
Product Tooling	1,983	0
Total property and equipment before accumulated depreciation	188,896	191,317

Less accumulated depreciation	(47,588)	(16,208)
Total property and equipment	$141,308	$175,109

Intangible assets
Patents	$34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(3,462)	(2,110)
Total intangible assets	$35,925	$37,277

In June, 2010, the Company relocated its headquarters to a larger, more accessible location, which resulted in an impairment of leasehold improvements of $86,765.  This was charged to depreciation expense for the quarter ending June 30, 2010.

Note 4 – Debt

In April, 2010, the Company established a $1,000,000 line of credit with First Niagara Bank to provide the Company with liquidity in light of its limited cash flow.  The facility is secured by the guarantees of two officers of the Company and one shareholder of the Company. The line of credit bears interest at prime rate, plus 0%.  At no time shall the applicable interest rate be less than 3.25%.

The borrowings under the loan agreement are secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a director of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In consideration of the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. No warrants have vested during the quarter ended September, 2010.  The total non-cash expense recorded during the quarter ended June 30, 2010 was $6,235,000.

On September 30, 2010 borrowings under the line of credit amounted to $772,967.

Note 5 – Stockholders’ Equity

During the quarter ended March 31, 2010, 135,848 shares were issued in exchange for services totaling approximately $98,000 provided by three vendors.

On April 26, 2010, the Company’s founder agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration. These shares were returned to authorized but unissued shares.  In June, 2010, the Company sold 20,000,000 shares in a private placement for a price of $.05, resulting in gross proceeds of $1,000,000. Costs associated with this private placement were minimal.

During the quarter ended September 30, 2010, 39,969 shares of common stock were issued to the Company’s landlord of its Rochester, NY headquarters for base rent payments.

Note 6 – Stock Based Compensation

The Company has established the “2008 Equity Incentive Plan” which is a shareholder approved plan that permits the granting of  stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan originally provided for the issuance of up to 8,000,000 shares of common stock of which 1,000,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 8,000,000 to 16,000,000, and this amendment was approved by the Company’s stockholders at its Annual Meeting on April 28, 2010.

On March 10, 2010 the Board of Directors approved a change to the vesting of non-employee director stock options. Options granted to non-employee directors after March 10, 2010 will vest immediately upon grant and all outstanding options issued to non-employee directors prior to March 10, 2010 had their vesting date accelerated so that such options were immediately exercisable.   These amendments were approved by the shareholders at its Annual Meeting on April 28, 2010, and all shares granted to directors for 2010 vested as of April 28, 2010.  The expense associated with this amounted to $370,406.

On May 17, 2010, the Board of Directors approved a modification to options held by all employees, directors and consultants, which had an exercise price greater than the closing price of the Company’s common stock on the OTCBB on May 17, 2010, were re-priced to equal the closing price of the common stock on the OTCBB as of May 17, 2010.  As a result, all such options were revalued based upon this new exercise price, which generated an additional expense of $166,045 for quarter ended June 30, 2010. For the nine months ended September 30, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $ 1,337,935 as compared to $649,024 for the nine months ended September 30, 2009.  This expense increased basic and diluted net loss per share by $.01 for the nine months ended September 30, 2010 (no impact on basic and diluted net loss per share for the nine months ended September 30, 2009).

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

	Nine Months ended	Nine months ended
	September 30, 2010	September 30, 2009

Expected dividend yield	0%	0%
Expected stock price volatility	86-93%	40-50%
Risk-free interest rate	1.14-4.06%	1.46-2.9%
Expected life of options	.25-10Years	3-10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,661,667	$.72
Options granted during 2010	2,088,333	$.28

Outstanding at September, 2010	6,750,000	$.26	7.9	$2,435,550
Exercisable at September 30, 2010	3,575,000	$.21	7.0	$1,014,000

The weighted average fair value of options granted during nine months ended September 30, 2010 was approximately $.28, as adjusted for the revaluation of options approved by the Board of Directors on May 17, 2010. ($.46 for the nine months ended September 30, 2009).   During the nine months ended September 30, 2010, 2,058,333 options vested, and no options were exercised. There were no options vested, however 16,660,000 options were exercised and 650,000 options were cancelled for the nine months ended September 30, 2009.  On May 17, 2010, the Board of Directors approved a modification to reset the exercise price all outstanding options which had an exercise price greater than the closing of the Company’s common stock on the OTCBB on May 17, 2010.  The modified price of the options was the closing price of the Company’s common stock price on the OTCBB on May 17, 2010.

Note 7 – Consulting Agreement

On May 24, 2010 the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s wind turbine system.   This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’s turbine test sites. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 200,000 stock options, vesting over a one-year period.  During the nine months ended September 30, 2010, the Company expensed $32,686 relating to options awarded to him.

Note 8 – Related Party Transactions

Certain services were provided to the Company by immediate family members of a director / shareholder of the Company.  These services relate to inventory production, leasehold improvements, research and development efforts and administrative wages and amounted to $70,636 for the nine months ended September 30, 2010, compared to $130,298 for the nine months ended September 30, 2009.  As of September 30, 2010, there were no payments due to these related parties.

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

Annual compensation under all agreements in place as of September 30, 2010 amounts to $847,000.

Operating lease

On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expires October 31, 2011 with a two year renewal option.  In June, 2010, the Company relocated its headquarters from Geneseo, NY to Rochester, NY into a larger, more easily accessible location. Inventory warehousing space and assembly capabilities at the Geneseo facility were neither large enough, nor flexible enough to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house research and development activities and administrative office space. The Company is currently negotiating with the landlord of the Geneseo property on a lease settlement of any potential liability of the Company with respect to the lease of such property.

In October, 2010 a lease was executed for the Rochester facility.  The lease term is from August, 2010 through July, 2015.  The first year of the lease term requires monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay their proportionate share of real estate taxes, and common area maintenance costs for the Rochester facility.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2010	$43,780
2011	$80,961
2012	$67,528
2013	$69,554
2014	$71,641
2015	$42,513

Warranty

During the year ended December 31, 2009 and for the nine months ended September 30, 2010, the Company entered into a number of sales orders for wind turbine units.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of September 30, 2010 amounted to $192,557 (the December 31, 2009 total was $95,000) and have been included in customer deposits.  We expect to install the units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation. The sales orders included product warranties for a six year period against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of September, 2010, a warranty reserve totaling $47,048 has been established which is reported in the accrued liabilities section of the balance sheet.

Other matters

The Company entered into an agreement with Alternative Wind Resources, LLC ("AWR") to produce a 15kWh prototype wind turbine unit by May 30, 2009, in which AWR agreed to reimburse the Company for engineering and materials costs for development of this larger prototype unit.  The Company has demanded $77,413 as reimbursement for engineering and materials costs, which has not been paid to date.  AWR also agreed to provide the Company with a purchase order for one thousand (1,000) 15kWh units within one year after delivery of the prototype.  The prototype was not completed or delivered to AWR.  AWR provided a $50,000 deposit for the orders, but never provided the purchase order.  The agreement also granted AWR the exclusive right to purchase all 15kWh and larger wind turbine units for wind farm and industrial uses and development.  On April 29, 2009 the Company also granted AWR an option for 60 days to enter into an exclusive license agreement with the Company for 50 years for the sale of the Company’s 15kWh wind turbines and larger upon the payment of a $6.0 million license fee. The option was subject to extension if the due diligence provided to AWR by the Company was not reasonably acceptable. AWR paid a $10,000 fee for the option. The payments from AWR, aggregating $60,000 are included in accounts payable and accrued expenses in the accompanying balance sheet.  On September 10, 2009, the Company received a letter from counsel to AWR terminating the March 2009 agreement and the April 2009 option described above and demanding the return of $60,000 provided to the Company.  The Company has confirmed the termination of the agreements and has disputed these requests for the return of the $60,000 although there can be no assurance that it will be successful.  The Company has requested payment from AWR pursuant to the agreement in the amount of $77,000 for out-of-pocket costs for engineering and materials used for building the 15kWh prototype, although there can be no assurance that it will be successful in collecting these costs.

In July, 2010, the Company received a request from AWR to jointly release each party from their liability.  The Company is currently evaluating this request.

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

During the three months ended September 30, 2010 the Company received refunds of $162,919 relating to both 2008 and 2009.  The proceeds from these refunds were reported as income tax credits in the financial statements.

Note 10- Subsequent Events

In October, 2010 the Company completed the $1,500,000 private placement approved by the Board of Directors in May, 2010. The Company raised $1,000,000 in June, 2010 and $500,000 in October, 2010 in the private placement offering. Aggregate proceeds from the private placement amounted to $1,500,000 for 30,000,000 shares of common stock.

In October, 2010 a lease was executed for the Rochester facility.  The lease term is from August, 2010 through July, 2015.  The first year of the lease term requires monthly base rent payments of $5,396. The base rent increases by 3% on August 1st of each year of the lease. The Company also is required to pay its proportionate share of real estate taxes and common area maintenance costs for the Rochester facility.

Note 11- Recent Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited historical financial statements and the related notes and the other financial information included elsewhere in this report and in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

Overview

We have developed a new type of wind turbine, based on our patented technology.  We believe that our patented technology enables our turbines to harness wind energy more efficiently than other small wind turbines currently available in the market, thereby enabling our turbines to provide more energy than other comparably sized and priced turbines. We have also developed a proprietary energy management that enables customers to better manage and reduce energy costs.  We believe that this energy management system, which we call “Power on Demand”, provides a cost-effective solution to commercial and governmental agencies to reduce their energy costs.

Utility companies often charge commercial customers demand charges, which can double or even triple energy costs.  The WindTamer Power on Demand system integrates the patented WindTamer turbine, energy storage and power distribution into one system to improve the customer’s return on investment.   The system is designed to generate power at all available times but only release the power to during high demand periods, to increase the customer’s savings.  We believe that there will be significant demand for our Power on Demand system.

We were formed in 2001 and received our first patent in 2003. From 2003 through the third quarter of 2009, we focused virtually all of our resources on research and development, including the testing of multiple prototypes.  We continue to collect a variety of test data related to the performance of the machine.  During the fourth quarter of 2009, we began hiring our experienced management team as we expanded our efforts from research and development to also include sales, marketing, operations and related efforts.  In the fourth quarter of 2009, we began selling our turbines, and had our first installations of turbines in the first half of 2010, proceeds of which were netted against research and development costs, where the cost of the installations were charged. We continue to collect data, monitor our installed sites, and enhance the original design concept in order to maximize output potential. During the third quarter of 2010, we exited reporting as a development stage company as we reached a reasonable product efficiency output, and increased installations and customer sales. We are filling our supply chain based upon minimal, prototype vendor orders, and have not yet begun ordering from our suppliers on a full-scale production level, which we expect to do early in 2011.

We are seeking to market our products in the residential, commercial, governmental, military, industrial, educational, recreational, and portable markets. We are developing WindTamer turbines mounted on mobile units to be used for military and off-grid applications, and for use in back up power systems and demand management applications. We installed our initial turbines, primarily for residential, small-scale and educational customers in the first three quarters of 2010, and expect to continue installations throughout the remainder of 2010 and beyond.  We expect to install our initial Power on Demand system in the fourth quarter of 2010.

Financial Operations

The Company has incurred significant costs, and expects to incur substantial additional costs, including costs related to expanding our operations to meet our anticipated growth and ongoing research and development activities. We have utilized the proceeds raised from our private placements of common stock conducted in 2008, 2009 and 2010 to, among other things, sustain our operations and produce our WindTamer prototype turbines, commence initial manufacturing and installation of our turbines, continue our research and development efforts and develop our Power on Demand system.

In April, 2010, we established a $1.0 million revolving credit facility with First Niagara Bank to help supplement our cash flow.  The facility is secured by personal guarantees of two our officers and one other shareholder. In May, 2010, the Board of Directors authorized a private placement of up to 30 million shares of common stock at $.05 per share to accredited third party investors who are not insiders of the Company.  In June, 2010, we sold 20 million shares of common stock at $.05 per share, netting $1.0 million and in October, 2010 we sold an additional 10 million shares of common stock at $.05 per share, netting an additional $0.5 million.

Our future cash requirements will depend on many factors, including our level and types of sales and the timing and progress of those efforts, continued progress in our research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations until at least the middle of 2011, and possibly later if we are unable to establish satisfactory manufacturing and distribution arrangements, or our products are not initially accepted by the market. This will be affected to a large extent by our ability to secure multi-unit orders from larger commercial customers that we have begun targeting, obtaining state grants for growth and expansion, or customer or government funding to assist with product development.

We expect to require additional external financing to sustain our operations. Success in our future operations is subject to a number of technical and business risks, including, but not limited to our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described in our Annual Report on Form 10-K under the heading “Risk Factors” and under other captions contained elsewhere in this report.

Results of Operations

Results of Operations for Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Revenues

 During the quarter ended September 30, 2010, we exited development stage, as a result of  increased order booking and sales volumes.   For the quarter ended September 30, 2010, we completed installation of multiple turbine units and the sale of a mobile unit, resulting in revenue of $439,000, as compared with no sales for the quarter ending September 30, 2009, when we were operating as a development stage company, focusing purely on product development.

We continue to expand our selling efforts in residential, agricultural, small scale commercial, educational and governmental channels via our website, our direct sales force and our distribution network. We have deposits from customers totaling $193,000 as of September 30, 2010.  We expect to install the units associated with these deposits during the  next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation, although there can be no assurance that we will be able to meet this schedule.

Gross Loss

For the quarter ended September 30, 2010, gross loss amounted to $276,000.  This is primarily attributable to the purchase of inventory to build installed turbines at low volume, prototype costs, and to costs associated with turbine installations that exceeded initial estimates.  Additionally during the quarter, we installed our first rooftop mounted system and delivered our first mobile trailer unit, with the costs of these initial products in excess of selling price.

Research and Development

Research and development costs increased in the quarter ended September 30, 2010 by $135,000 or 48%, to $413,000 when compared to the quarter ended September 30, 2009. This increase in research and development expenses was comprised primarily of labor and materials for the testing and refinement of our test unit models, and costs associated with our mobile unit development.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended September 30, 2010 were $622,000, an increase of $520,000, when compared to the quarter ended September 30, 2009.  The increase over the prior year was related to costs associated with establishing a management team late in 2009 to ramp up to full-scale operations, and due to the reversal of stock option expense in the quarter ending September 30, 2009 for the forfeiture of unvested options by a terminated employee.

Depreciation and Amortization

Depreciation and amortization charges were $13,000 for the quarter ended September 30, 2010 compared to $3,000 during the quarter ended September 30, 2009 due to the increase in fixed assets related to development test equipment and furniture and fixtures for our new employees.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2010 was $3,000 as a result of the borrowing activity on our line of credit.

Net Loss

We incurred net losses of $1,151,000 and $380,000 for the third quarters of fiscal 2010 and 2009, respectively.  The loss for the quarter ended September 30, 2010 was primarily due to costs to increase internal resources, perform product testing, and improve product performance.

Results of Operations for Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

During the quarter ending September 30, 2010, we exited development stage reporting as a result of increased sales and order bookings.  For the nine months ended September 30, 2010, sales totaled $439,000 as we have installed turbines at multiple residential sites, completed a rooftop mounted multi-turbine installation and delivered a mobile unit to a military customer. For the nine months ended September 30, 2009, we had no sales as we were a development stage company focusing on research and development efforts.  We continue to focus significant resources on research and development, including the testing of multiple turbine prototypes and gathering and assessing data from installed and demonstration units and developing our Power in Demand system.  In April, 2010 it became apparent that initial test results from installed sites indicated that product performance data was not meeting our product specifications. This led to the suspension of active sales activities until the product data could be validated by wind tunnel environment testing, which we performed in May, 2010.  The data generated by the wind tunnel testing, and our testing of prototype/installed units was analyzed to determine the optimal product design to maximize production output. During the quarter ended June 30, 2010, we continued to enhance product design.  Because of the initial uncertainty with respect to product performance, we agreed to refund customer deposits to those customers that requested it. During the quarter ended September 30, 2010, we finalized a more efficient blade design that improved the performance of our turbines so that they met current specifications, and we recommenced selling activities. We plan to upgrade all existing installed units with this blade configuration at no cost to the customer over the next two quarters.

We continue to expand our selling efforts in residential, agricultural, small scale commercial, educational and governmental channels via our website, our direct sales force and our distribution network. We have deposits from customers totaling approximately $193,000 as of September 30, 2010.  We expect to install the units associated with these deposits during the  next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation although there can be no assurance that we will be able to meet this schedule.

Gross Loss

For the nine months ended September 30, 2010, our gross loss was $276,000, as a primarily as result of selling turbines below cost to early adopters, to purchasing  product components at low volume, higher cost as design improvements are being made, and to the establishment  early in 2010 of an Operations department .  For the nine months ended September 30, 2009, as a development stage company, we focused our efforts on research and turbine design, and therefore had no sales revenue or related product cost of sales.

Research and Development

Research and development costs in the nine months ended September 30, 2010 amounted to $1,859,000, an increase of $1,189,000 or 178% when compared to the quarter ended September 30, 2009. This increase in research and development expenses was comprised primarily of labor, consulting and materials for the continued testing and enhancement of our turbines and the development of our Power on Demand system. During 2010, we have incurred significant costs associated with preparing for full-scale production, and product testing and refinement

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the nine months ended September 30, 2010 were $8,843,000, an increase of $7,492,000 when compared to the nine months ended September 30, 2009. The increase over the prior year consists primarily of approximately $6,737,000 in the non-cash expense for warrants issued to the guarantors of the Company’s $1.0 million credit facility with First Niagara Bank, impairment costs associated with the Company’s headquarter relocation during the second quarter of 2010, and an increase in stock based compensation resulting from the Board of Director’s decision to modify the option price for most of the Company’s outstanding stock options in addition to changing the vesting period for the Non-Employee Director Compensation Plan, as well as increases associated with ramping to full scale operations in late 2009, and into the first quarter of 2010.

Depreciation and Amortization

Depreciation and amortization charges were $119,000 for the nine months ended September 30, 2010 compared to $8,000 for the nine months ended September 30, 2009.  The increase is related to the impairment of leasehold improvement on our former corporate headquarters in Geneseo, NY, from which we moved in June, 2010, as well as costs associated with increases in fixed assets for test equipment, and headcount related additions.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2010 was $4,000 due the borrowing activity on our line of credit, offset by minimal interest income earned in the first quarter of 2010.

Net Loss

We incurred net losses of $10,818,000 and $2,020,000 for the nine months of fiscal 2010 and 2009, respectively.  The loss for the nine months ended September 30, 2010 was significantly impacted by non-cash financing costs related to the Company’s loan guarantee by two corporate officers and one shareholder, as well as costs to increase internal resources, perform product development and testing, and  to continue our initial product launch.

We have introduced WindTamer turbines from 1.0 to 3.5 kilowatts for commercial, industrial, governmental, educational and residential use. We are developing mobile units for use in military and off-grid applications, as well as turbine systems used for back-up power and demand management systems.  We are also developing our Power on Demand system. We have not yet begun large scale manufacturing of our turbines or large scale marketing of them to customers, although we expect to commence both during 2010. We have begun working with distributors to sell WindTamer turbines and Power on Demand systems for United States sale.  We have utilized the proceeds we raised from our private placements conducted in 2008, 2009 and 2010 and from our credit facility to, among other things, implement our business plan and build prototypes of our WindTamer turbines.  Late in 2009, and during the first quarter of 2010, we expanded our management and sales and marketing teams to facilitate our growth and expansion. We began taking orders for our initial turbine sales in late 2009 and made our first installations during the first quarter of 2010. We have purchased significantly all inventory required to satisfy installations that are currently on order for the fourth quarter of 2010. Currently, we outsource our component manufacture, however, we will evaluate the costs and benefits of in-house manufacture over the course of the next twelve months.

There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues or raise sufficient capital to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $1,358,000 as compared to $743,000 of positive working capital as of December 31, 2009.  The decrease in working capital is attributed to the net loss generated from operations for the nine months ended September 30, 2010 which included the use of capital in the development of our internal resources, and our initial product launch and related expenses.

Our principal source of liquidity has been through private placement offerings of our common stock and a credit facility. We completed a private placement in 2008, with proceeds of $907,000 (net proceeds were $880,742), the proceeds from a private placements conducted in 2009 for $816,000 (net proceeds were $ 799,658), the exercise of 33,400,000 stock options in 2009, which yielded $1,666,660, $1,000,000 from a private placement of our common stock completed in June, 2010, and a $500,000 private placement of our common stock completed in October, 2010.

We launched the commercialization of our products in the third quarter of 2009 with installations of turbines beginning in the first quarter of 2010.  We believe that we will need additional capital to meet our expenses over the next twelve months.  We raised approximately $2.6 million in private equity financing in 2009 and $1 million in June, 2010. We believe that we will need approximately an additional $1.0 to $2.0 million of additional capital over the next twelve months to bring our business to a level to be able to sustain positive cash flow from operations. We are seeking expect to seek additional funding for some or all of this capital, although there can be no assurance that we will be successful in securing these funds.
On April 26, 2010, we entered into a Loan Agreement for a working capital line of credit with our lender, First Niagara Bank.  The loan agreement consisted of a revolving credit facility with an aggregate maximum commitment of $1.0 million.  Our revolving credit facility bears a prime variable interest rate (3.25% as of September 30, 2010) subject to a minimum rate of no less than 3.25%.  Interest is payable monthly.  The credit facility matures on May 1, 2011, and all borrowings are due and payable on that date. The loan agreement includes customary covenants related to, among other things, restrictions on our ability to incur additional debt or encumbrances on our assets, or pay or declare dividends, make sales of assets, make certain investments and lending, but does not contain any specific financial covenants.

The borrowings under the Loan Agreement are secured by a limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a director of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

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

Also on April 26, 2010, Mr. Brock agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration.  Such shares were returned to authorized but unissued shares.

On June 17, 2010, the Board of Directors approved a private placement of up to 30 million shares of our common stock at $.05 each, to accredited, non-related party investors.  On June 23 and June 26, 2010, we sold an aggregate of 20 million shares netting $1.0 million. We sold the remaining 10 million shares available under the private placement in October, 2010, which yielded $500,000.

We have utilized our private placement funds and our line of credit to establish our management team, further our research and product development by, among other things, increased product testing at both wind tunnel settings and at outside test sites, and to purchase inventory to satisfy short term customer demand.

We do not expect revenues from our operations, our credit facility, and our recent stock offering to be sufficient to satisfy all of our cash requirements and implement our plan of operations for the next twelve month period. We expect to raise additional capital through debt or equity financing, although there can be no assurance that we will be successful in securing these funds. Additionally, even if we are able to achieve cash flow from operations we may seek to raise additional capital for other purposes, such as to accelerate the growth of our operations or build on our manufacturing and distribution infrastructure.

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

Critical Accounting Policies

As of September 30, 2010, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2010.  This conclusion is based on the material weaknesses in our internal control over financial reporting discussed further identified by our management as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

Except as described above under the heading, “Evaluation of Disclosure Controls and Procedures,” there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As reported on the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2010 the Company sold and issued an aggregate of 10,000,000 shares of its common stock with a purchase price of $.05 per share, with the Company receiving a total of $500,000 in gross proceeds from the sale. The Company used the proceeds of such sale for working capital needs.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits:

4.2

10.1

10.2

10.3

10.4

10.5

10.6

10.7

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
November 15, 2010
	By:	/s/ WILLIAM A. SCHMITZ
	Name:	William A. Schmitz
	Title:	President and Chief Executive Officer