Form 10-K
period 2010-12-31
WindTamer Corp
filed 2011-03-17
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_______ to _______

  Commission File Number: 001-53510

WindTamer Corporation
(Exact Name of Registrant as Specified in its Charter)

New York	16-1610794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1999 Mt. Read Blvd Rochester, New York	14615
(Address of Principal Executive Offices)	(Zip Code)

(585) 243-4040
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,498,000, based on the closing per share price on the OTCC Bulletin Board.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common Stock, $.0001 par value per share	145,532,273 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held in 2011 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

PART I

Item 1.  Business

Company Overview

We are a developer, manufacturer and supplier of wind turbines and custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems.  Our diffuser-augmented wind turbine utilizes a patented technology for the production of electrical power.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells and the electric grid in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who are subject to peak usage pricing.  We also sell a mobile renewable energy system that generates wind and solar energy to an onboard storage unit for military and other applications, and a renewable power station that is a scalable system that can be containerized and drop-shipped to the end-user and assembled onsite at off-grid locations to be used as a “micro-grid”.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation.  On March 2, 2011, our Board of Directors approved changing our name to Arista Power, Inc., subject to shareholder approval at our Annual Meeting of Shareholders to be held on May 18, 2011.  The decision to do so reflects the fact that we have broadened our suite of product offerings and have developed a wide range of power solutions that we can provide to our customers. Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York.  Our website address is www.windtamerturbines.com.  If our name change to Arista Power, Inc. is approved by shareholders at our Annual Meeting of Shareholders, we plan to promptly change our website address to www.aristapower.com.

The WindTamer® wind turbine was invented in 2002, and in 2003 a patent was issued for the WindTamer® turbine technology.  From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.

In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease its installation and manufacturing costs.  In the first half of 2010, we developed, sold and delivered our first mobile renewable energy system for testing and use by the U.S. Army.  During the second half of 2010, we developed and began to sell our Power on Demand energy storage system, the first of which was commissioned in the first quarter of 2011.  Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems and integrated into our Power on Demand system, and installed our first solar PV systems in the first quarter of 2011.

Significant Events of 2010

In February of 2010, the U.S. Patent & Trademark Office issued us a patent (Patent Number US D608,736S) relating to the design of our wind turbine.

In April of 2010, William A. Schmitz was named our Chief Executive Officer, succeeding Gerald Brock, at which time Mr. Brock assumed responsibility for our research and development.  In May 2010, we notified Mr. Brock that his employment and Employment Agreement with us was terminated for good cause, and we also announced that Adeeb Saba, Vice President of Operations, would assume responsibility from Mr. Brock for the further development of our turbine products.

In April of 2010, we sold our first mobile renewable energy system, consisting of a 1.0kW WindTamer® turbine, solar PV and an energy storage unit, to the U.S. Army Research Development and Engineering Command, which was delivered in August 2011.

In April of 2010, we entered into a Loan Agreement with First Niagara Bank, N.A. providing us with a $1.0 million working capital revolving line of credit, with the borrowings under the Loan Agreement due on April 26, 2011. The Loan Agreement was secured with limited personal guarantees by two of our officers, William A. Schmitz and Molly Hedges, and one of the Company’s shareholders. We issued an aggregate of 29.0 million warrants in connection with these guarantees. On March 12, 2011, we received a demand notice from First Niagara Bank for immediate payment of the indebtedness under the Loan Agreement, which further stated that if such payment were not received by March 17, 2011 that it intends to initiate collection activities including collection from the guarantors of $1.0 million. See Item 1A, Risk Factors under the heading “We are in default of our Loan Agreement with our lender, and are not likely to have the ability to repay the outstanding indebtedness when due”.

In April of 2010 it became apparent that initial results from installed turbines indicated that product performance were not meeting our specifications, which led to us to suspend active sales activities of wind turbines until we could improve the performance of our turbines and validate such performance.  Because of the initial uncertainty with respect to our turbines’ performance, we offered to refund customer deposits and payments to certain of our customers.  During the second quarter of 2010, we continued to enhance product design of our turbines.  During the third quarter of 2010, we finalized a more efficient blade design that improved the performance of our turbines so that they met adjusted specifications, and we recommenced selling activities.  We plan to upgrade all of our existing installed turbines with this blade configuration at no cost to the customer.

In April of 2010, Gerald Brock, then a director and our former Chief Executive Officer, voluntarily cancelled 29.0 million shares of our common stock owned by him for no consideration.

In June of 2010, we received our first order for our Power on Demand system, valued at $132,000, which was commissioned in February of 2011.

In June of 2010, we relocated our corporate headquarters to 1999 Mt. Read Boulevard in Rochester, New York.

In August of 2010, we installed our first two rooftop-mounted WindTamer® wind turbines at Carousel Center/Destiny USA in Syracuse, New York.

In October of 2010, we concluded raising $1.5 million via private placements of our common stock.  In November and December of 2010, we raised an additional $840,000 via private placements of units consisting of our common stock and warrants to purchase our common stock.

In November of 2010, we entered into an agreement with Intertek Testing Services NA, Inc. for testing, inspection and certification of our wind turbines.  Intertek is a globally recognized third-party testing company that tests wind turbines and provides data to determine product eligibility for incentive programs and for verification of compliance with national and international wind turbine efficiency.

In November of 2010, we began selling solar PV as free-standing systems and integrated into our Power on Demand system, and installed our first solar PV systems in the first quarter of 2011

In December of 2010, we implemented temporary cost-reduction measures in which some production employees were furloughed and some production employees and all of our executive officers elected to receive our restricted common stock in lieu of some or all of their cash compensation for a period of time.

In December 2010, we were awarded by New York State and local authorities an incentive package of loans, grants and tax credits valued at up to $1.5 million, which we can utilize if we meet certain requirements and criteria related primarily to job creation and capital expenditures at our Rochester headquarters.  We are currently considering our options under such incentive package.

Recent Developments

In February of 2011, we commissioned our first Power on Demand system at a customer facility.

In March of 2011, our Board of Directors approved changing our name to Arista Power, Inc., subject to shareholder approval at our Annual Meeting of Shareholders to be held on May 18, 2011.

In March of 2011, we raised $927,500 via private placements of units consisting of our common stock and warrants to purchase our common stock.

Our Strategy

We intend to use our expertise in energy storage and power distribution to combine our proprietary wind turbine technology and solar PV systems with our proprietary and patent-pending energy storage and management systems to become a market leader in the renewable energy industry.  We believe that combining renewable energy with energy storage and management systems will enable us to offer customers a product with an attractive return on investment.  We believe that our products will be sold in the residential, commercial, government, military, industrial, recreational, portable and off-grid markets.

Our primary products are:

•	Our WindTamer® wind turbines;

•	Our proprietary, patent-pending Power on Demand system;

•	Our mobile renewable energy system;

•	Our renewable power stations; and

•	Solar PV systems.

We plan to become a leader in the renewable energy industry by, among other things:

•	Continuing the development of our products to improve their marketability, functionality, reliability, scalability, safety and cost effectiveness;

•	Developing a domestic sales force organically, primarily through commissioned representatives and through strategic marketing and distribution alliances;

•	Establishing an international sales force and distribution system through a combination of direct employees and distribution partners;

•	Developing our manufacturing capability to facilitate mass production of certain of our products to be sold in the United States;

•	Establishing joint ventures, strategic alliances, licensing, and/or royalty agreements with third parties to augment our manufacturing and marketing efforts worldwide; and

•	Acquiring companies that are complementary to our business.

Our Business

We are a developer, manufacturer and supplier of wind turbines and custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems.  Our diffuser-augmented wind turbine utilizes a patented technology for the production of electrical power.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells and the electric grid in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who are subject to peak usage pricing.  We also sell a mobile renewable energy system that generates wind and solar energy to an onboard storage unit for military and other applications, and a renewable power station that is a scalable system and can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.

 In fiscal 2010, we had revenues of $494,000 and an operating loss of $(12,211,000), as compared with no revenue and an operating loss of $(2,823,000) in fiscal 2009.   Of the $(12,211,000) and $(2,823,000) operating loss in fiscal 2010 and fiscal 2009, $(8,277,000) and $(1,117,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Except for the sale of one mobile renewable energy system, substantially all of our revenues in 2010 were generated from the sales of our WindTamer® turbines.

Our primary products are:

•
Our WindTamer® wind turbines.  WindTamer® turbines are what are known as diffuser augmented wind turbines, or DAWTs.  The technology utilizes two vacuums pulling the wind through the turbine’s rotor aiding the push of the wind, which existing DAWT technology does not provide.  We believe that our technology allows for several times the extracted usable electrical energy from the wind’s kinetic energy than is provided by conventional and helical wind turbines of similar or larger size.

•
Our mobile renewable energy system.  Our mobile renewable energy system consists of a WindTamer® wind turbine, solar panels and inputs for shore power as well as multiple outputs with full monitoring capabilities of all energy components (wind, solar and energy storage).  The components of the system are mounted on a trailer, and the system is designed as a cost effective alternative to diesel generators for remote locations, and can be ruggedized for military and other applications.

•
Our Power on Demand system.  Our Power on Demand system is a proprietary, patent-pending energy storage and management system designed to lower a customer’s peak energy demand, thereby reducing the customer’s electricity costs.  The system utilizes energy inputs from multiple sources together with a custom-designed energy storage device to reduce grid demand and provide power when a customer’s power loads are high.  The energy can be generated from renewable sources such as wind and solar and also from fuel cells and from the grid itself, depending on the available energy resources at a given site.

•
Our renewable power station.  Our renewable power station is a scalable system that can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.  The system consists of wind turbines, solar PV, energy storage and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, or community centers at remote villages or communications towers or battery charging stations at military bases.

•	Solar PV systems. We resell solar photovoltaic, or PV, panels either as a stand-alone system or integrated with our other products.

From 2002 until the fourth quarter of 2009, we focused primarily on the research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Other than the mobile renewable energy system that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® turbines.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease the cost to manufacture and install the turbine, and we expect to continue these efforts in 2011 and beyond.

In 2010, we developed, sold and delivered a mobile renewable energy system to the U.S. Army Research, Development and Engineering Command’s Aberdeen Proving Grounds in Maryland for use and testing.  We believe that utilizing our higher efficiency turbine in conjunction with our trailer-mounted / off-grid system has significant applications for the commercial, military and other federal government agency sectors.  We also believe that the mobile renewable energy system can provide customers in regions where little or no power infrastructure exists with a cost-effective power system that can be used to provide power for clean water, refrigeration, lighting, communications and community centers.

Following the development of the mobile renewable energy system, we adapted this technology to develop our Power on Demand system, which reduces the peak demand fees charged by utility companies to commercial customers.  In effect, the mobile renewable energy system may be viewed as the precursor to our Power on Demand system.  In the second half of 2010, we developed our Power on Demand system and commissioned our first Power on Demand system in the first quarter of 2011.

In 2010, we determined that a significant potential market exists to sell micro-grid power stations for use in geographic locations that typically are not connected to a power grid.  Often, these opportunities are located in the Caribbean, Africa or other regions where power infrastructure is either insufficient or non-existent, or in disaster recovery situations in which power infrastructure is either insufficient or non-existent.  After verifying and validating the potential market for these significant opportunities, we developed our renewable power station as a scalable system that can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.  The system consists of wind turbines, solar PV, energy storage and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, or community centers at remote villages or communications towers or battery charging stations at military bases.   Our renewable power station can be viewed as a larger, stationary version of our mobile renewable energy system.

Solar PV systems can be integrated into our mobile renewable energy system, our Power on Demand system and our renewable power station.  During our development of these products in 2010, we developed expertise in solar PV systems.  In addition, during our sales and marketing efforts of our WindTamer® turbines, we noticed that many potential customers did not have adequate wind resources to justify the purchase of a wind turbine but many of them did have sufficient solar resources to justify a purchase of a solar PV system.  As a result, late in the fourth quarter of 2010, we began selling stand-alone solar PV systems and solar PV systems that are integrated into our Power on Demand systems and other products.  We expect to install our first stand-alone solar PV systems in the first quarter of 2011.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, and that we can attain significant market share in targeted geographic markets including Western New York.

In addition to our primary products, we also may sell additional products, such as wind turbines that are not branded as WindTamer® turbines and may not be DAWT turbines, as we attempt to leverage our expertise in the wind, battery and other industries to generate revenue and attain more attractive payback for our customers.

We have determined that there is the potential for selling a variety of ancillary services in conjunction with the sales of our products, including service contracts, long-term warranties, various types of wind or solar studies and a range of options in storage batteries.

Because of their varied sales cycles, we utilize different sales and marketing strategies for each of our products.  Domestically, we generally utilize an internal sales force, representatives and distributors to obtain and develop sales leads.  We currently have four domestic distributors.  From our international distributors, we expect a higher level of ability to address all customer-related issues, including installation and maintenance, and therefore we have developed a more detailed process of verifying the qualifications of our international distributors.  Currently, we have two international distributors, one selling into South America and the other into South Korea.  In 2011, we expect to significantly expand our in-house sales force as well as our domestic and international representatives and distributors.

We are currently fulfilling sales orders by managing the supply chain relationships of all of the required components, and then assembling and installing our products.  In the second half of 2011, we may begin to manufacture certain components of our products in-house.  In December of 2010, local and state authorities in the State of New York awarded us an incentive package of grants, loans and job tax credits valued at approximately $1.5 million which is designed to assist us in funding the growth in our supply-chain capacity.  We do not expect to manufacture our products for international delivery, but instead plan on entering into licensing agreements for the right to manufacture and sell our products in a particular territory.

WindTamer® Turbines

The use of renewable energy technologies, such as wind turbines, has grown rapidly during the past several years due to, among other things, significant increases in commodity fuel prices, a desire to be energy independent, climate change concerns and increased environmental awareness.  A Harris Poll in 2010 found that 87% of Americans favor the use of more wind energy.  As a result, we believe there is a demand for renewable energy at rates that are competitive or superior to those currently being offered by competing technologies.

According to the American Wind Energy Association, or AWEA, the U.S. market for small wind turbines, generally those with rated capacities of 100kw or less, grew 15% in 2009 with the installation of 203 megawatts of new capacity.  However, the number of units installed in 2009 as compared to 2008 decreased 6%, which indicates a shift towards larger, grid-tied systems.  At the end of 2009, according to the AWEA, approximately 250 companies worldwide manufacture or plan to manufacture small wind turbines with 95 of these companies based in the United States.

Using our patented technology, our WindTamer® wind turbine was developed in 2002.  WindTamer® turbines are a diffuser augmented wind turbine, or DAWT. We believe our patented technology, known as “Fluid-Driven Vacuum Enhanced Generator,” improves upon the existing DAWT technology.  Our technology consists of a fluid-driven power generator having a turbine with several vanes, an exhaust chamber, a device for directing a first fluid towards the vanes of the turbine, a device for directing a second fluid through the generator housing assembly without contacting said turbine, a device for combining the first fluid and the second fluid in an exhaust chamber, and a device for creating a vacuum in the exhaust chamber.  The technology utilizes two vacuums pulling the wind through the WindTamer® turbine’s rotor aiding the push of the wind which existing DAWT technology does not provide.

From 2002 until the fourth quarter of 2009, we focused primarily on the research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.  In 2010, we continued selling and installing our wind turbine in a variety of grid-tied and off-grid applications.  We believe that the data from our installed turbines and our testing demonstrate the superiority of our products’ efficiency when compared to similarly-sized wind turbine technologies.  However, we are continuing to test and may find material negative results in the future.  Additionally, there can be no assurance that technological developments by others will not make their technologies superior to our turbines.  See Item 1A, Risk Factors under the heading “If we are unable to adopt or incorporate technological advances into our products, our proposed business could become uncompetitive or obsolete and we may not be able to effectively compete with the alternative products.”  Other than the mobile renewable energy system that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® turbines.

Our WindTamer® turbines can be mounted in a variety of manners, including, among others, on poles, rooftops, and a mobile trailer, all of which were completed for customers in 2010.   We currently sell WindTamer® turbines that range in size from 1.0 to 3.5 kilowatts for commercial, industrial, governmental and residential use. Our 1.0kW turbine is our 4.5GT model, while the 3.5kW turbine is referred to as our 8.0GT model

Throughout 2010, we also continued research and development efforts on our WindTamer® turbines in order to increase the power production of the turbines and to decrease the cost to manufacture and install the turbines.  We continue to build and test new prototypes and to perform additional research and development to further improve the performance of our patented technology.  Additionally, we are currently developing next-generation turbines, which preliminary testing has indicated are capable of significant performance improvements as compared with our current turbines and which we believe can be produced for significantly less cost than our current turbines.  We expect the development of the varied sizes of our turbines and our next-generation turbines to continue throughout 2011 and beyond.

In April of 2010, performance data from installed turbines indicated that product performance was not meeting our specifications.  We decided to suspend active sales and marketing activities of our turbines until we could improve product performance and validate the results.  Among other research and development efforts, we performed wind tunnel testing of our turbines in May of 2010.  We analyzed the data generated by the wind tunnel testing and our installed units to improve our turbines’ performance.  Because of the initial uncertainty with respect to product performance, we offered to refund deposits and other payments to certain customers.  During the third quarter of 2010, we finalized a more efficient blade design that improved the performance of our turbines so that they met revised specifications, and we recommenced selling and marketing activities.  We plan to upgrade all existing installed units with this blade configuration at no cost to the customer, and began this process in the fourth quarter of 2010.  The aggregate cost of this product upgrade for existing customers is $32,000, with $28,000 of this is included in other liabilities as of December 31, 2010, relating to units for which blade upgrades have not yet been completed.

Mobile Renewable Energy System

As we sold and installed our WindTamer® turbines, it became clear that the utilization of the power that the turbines created was as critical as the efficiency of the turbine.  Based on that input, in 2010, we developed a mobile renewable energy system that incorporated multiple power inputs including 4.5GT WindTamer® turbine, solar PV, and fuel cells in conjunction with energy storage and distribution.  The mobile renewable energy system is trailer-mounted has multiple 28VDC and 120 VAC outputs, and full monitoring capabilities of all energy components (e.g., wind, solar and energy storage).  The unit is designed as a cost-effective alternative to diesel generators for remote locations, and can be ruggedized for military and other applications.

We sold and, in August 2010, delivered a 2kW mobile renewable energy system for use by the U.S. Army at its Aberdeen, Maryland Proving Grounds.  The U.S. Army continues to test and evaluate the mobile renewable energy system, and we are in discussions with the U.S. Army and other governmental agencies to sell additional units.

We believe that there is a large market to sell mobile renewable energy systems for use in off-grid locations such as by the military for use in war zones, by border patrols in remote locations and by emergency responders to natural disasters.

We plan on continuing development and testing of our mobile renewable energy system in 2011 and beyond to, among other things, make it more efficient, less costly and increase the ability to add additional energy inputs such as fuel cells.

Power on Demand System

One of the biggest challenges for implementing wide-spread use of renewable energy sources is that renewable energy sources, particularly wind, often provide a variable and somewhat intermittent energy supply. The amount of energy generated by a renewable energy source could vary because of reasons such as varying wind conditions for wind and the availability of the sun for solar, each overall for a particular site or for a particular day. This variability of when and how much the renewable energy sources generate energy makes it difficult to use the energy created from the renewable energy sources when the end user will receive superior financial benefits for that energy.

In addition, as we marketed and sold our turbines in 2010, we determined that a significant part of many customers’ electric bills, particularly commercial customers, was a peak demand charge.  Many electricity suppliers, typically utility companies, throughout much of the United States and abroad charge their commercial customers not only for the consumption of electricity but also a demand, or distribution, charge.  These demand charges can often exceed 30% of a commercial customer’s utility cost.  The calculation of this demand charge varies from supplier to supplier, but is generally based upon the highest amount of power demand that a customer uses from the electric grid in a billing cycle – often called peak demand.  Recently, demand charges have become an increasing part of commercial customer’s electricity costs.  Certain electricity suppliers have begun to charge residential customers demand charges, and that charge is expected to be implemented by additional electricity suppliers.  Generally, the reduction of a customer’s overall consumption of electricity via a wind turbine or solar system would not materially reduce the customer’s demand charge.

With this understanding of demand charges as well as the desire to use created renewable energy when the value is optimal, we developed our Power on Demand system during the second half of 2010.  Our Power on Demand system is a proprietary, patent-pending energy storage and management system designed to lower a customer’s demand charges.  The system utilizes energy inputs from multiple sources together with a custom-designed energy storage device to reduce grid demand and provide power when customer loads are high.  The energy can be generated from renewable sources such as wind and solar and also from fuel cells and from the electric grid itself, depending on the available energy resources at a given site.  Each Power on Demand system is custom designed with options to blend in renewable energy inputs to best utilize the resources at the customer’s location.  The system is designed to include our proprietary smart monitoring technology that, among other things, monitors the power usage of the site in real-time and determines when to release energy from the battery system in order to optimize the battery life and maximize the value of the overall system.

With our Power on Demand system, we are able to store the renewable and off peak energy from the electric grid and release the energy during peak power demand times and significantly reduce a customer’s utility charges.  The Power on Demand system also is capable of providing power conditioning, which can further reduce a customer’s electric bill.  Our Power on Demand system is scalable with multiple renewable inputs and distribution capabilities ranging from 50kW to 250kW, or more, and can utilize multiple battery chemistries for optimal energy storage based on the specific application.  In many cases, we expect the Power on Demand system to have a return on investment of less than five years.

We commissioned our first Power on Demand system in the first quarter of 2011.  In 2011, we plan to aggressively market and sell our Power on Demand system, primarily to commercial customers that incur high demand charges in their electricity bills.  We also expect to spend significant resources to continue to develop the functionality of our Power on Demand system in order to make it more marketable, scalable and cost-effective.

Renewable Power Station

In 2010, as we developed our mobile renewable energy system and our Power on Demand system, we determined that a significant potential market exists to sell micro-grid power stations for use in geographic locations that typically are not connected to a power grid.  Often, these opportunities are located in the Caribbean, Africa or other regions where power infrastructure is either insufficient or non-existent, or in disaster recovery situations in which power infrastructure is either insufficient or non-existent.  After verifying and validating the market for these significant opportunities, we developed our renewable power station as a scalable system that can be drop-shipped to remote locations to be used as a “micro-grid”.

We believe that our mobile renewable energy systems can be used virtually anywhere including remote areas of the world where either no electricity exists or where there are severe outages through poor supply and inconsistent delivery, or for any consumer who prefers to be grid independent. Because emission-producing diesel generators cause pollution, are costly to maintain, and the cost of fuel can be very expensive in difficult to access areas, we expect there to be significant interest in renewable generation for off-grid and back-up power applications and for such interest to accelerate.

Our renewable power station consists of wind turbines, solar PV, energy storage and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, or community centers at remote villages or communications towers or battery charging stations at military bases.  Our renewable power station is designed to be placed entirely in one shipping container that can be drop-shipped to the end user and assembled on site.  We have designed our renewable power station to be scalable, and also to be able to adjust the composition of the various energy sources depending on each customer’s particular situation and power needs.

Although we have not sold any of our renewable power stations, we believe that a significant market exists for such stations and expect to receive orders for our renewable power stations in 2011 as we have been in prolonged discussions and negotiations for several significant orders from different third-parties for more than six months.  The sales cycle for these renewable power station orders is very long, however, with many variables outside of our control, such as changing political factors affecting customers in other countries and complicated financing of any such orders, and therefore it is very difficult to predict when or if such orders will be placed.  Despite these uncertainties and risks, we believe that the large size of these potential orders warrants continued focus by us on these customers and other similar customers that are verified as credible.

Solar PV Systems

Solar PV systems can be integrated into our mobile renewable energy system, our Power on Demand system and our renewable power station.  During our development of these products in 2010, we developed expertise in the solar PV systems.  In addition, as we sold our WindTamer® turbines, we became aware of the complementary nature of solar PV and small wind, as many potential customers did not have adequate wind resources to justify the purchase of a wind turbine but many of them did have sufficient solar resources to justify a purchase of a solar PV system.

A solar panel, also known as a photovoltaic (PV) panel, is a packaged interconnected assembly of solar cells, also known as photovoltaic cells.  Solar panels use light energy from the sun (photons) to generate electricity through the photovoltaic (PV) effect.  A photovoltaic installation generally consists of an array of solar panels, an inverter, batteries and interconnection wiring.

The solar energy market is currently the fastest growing global market for renewable energy.  According to the European Photovoltaic Industry Association, 16 gigawatts of new solar PV capacity was added worldwide in 2010 compared to 7.2 gigawatts of capacity added in 2009.  Total global solar capacity in 2010 was approximately 40 gigawatts, an increase of 70% from 2009.

A major reason for the sharp increase in recent solar capacity has been a decline of more than 50% in solar panel prices over the past three years, which has made solar energy systems more cost-effective.  Prices for photovoltaic panels that convert sunlight into electricity are expected to decline in 2011 compared to 2010, although forecasters expect the rate of decline to slow.

We believe that marketing and selling solar PV systems, in addition to wind turbines, enables us to more effectively compete by offering a more comprehensive and cost-effective renewable energy system to many customers who do not have sufficient wind resources to make a wind turbine purchase financially attractive on a return on investment basis.  In addition, we are able to integrate solar PV systems into our Power on Demand systems, our mobile renewable energy systems and our renewable power stations when the particular customer’s needs call for integration of solar PV.

As a result of the solar expertise that we obtained and the opportunity that we believe exists, in the fourth quarter of 2010, we began selling stand-alone solar PV systems and solar PV systems that are integrated into our Power on Demand systems.  We sold our first stand-alone solar PV systems in the first quarter of 2011 and we expect to install these systems in the first quarter of 2011.  We are selling third-party manufactured solar PV systems, typically ranging from 5kW to 50kW, although we have the ability to install much larger systems.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, including Western New York, and that we can attain significant market share in targeted geographic markets.

Competition

The renewable energy industry in general, and the solar energy, wind turbine and energy storage industries in particular, are highly competitive.  Moreover, all of the industries in which we compete are rapidly evolving and we face numerous competitors who are rapidly developing new technologies and improving existing technologies.  Most of these competitors have longer business histories than us, and most of these competitors are also better financed and have better access to capital on more favorable terms than we do.  We will also be faced with competition from new entrants into these businesses, many of whom will be better financed than we are.  As of December 31, 2010 there were over 150 manufacturers of solar cells and modules and numerous other resellers of solar energy systems and, as of December, 2009, there were over 250 manufacturers of small wind turbines on a worldwide basis.  There are also numerous competitors engaged in various aspects of the energy storage business in general, and in developing renewable energy storage applications in particular.

WindTamer® Turbines

We compete against companies that manufacture and sell various types of alternative energy systems, including solar and wind, that are directed at customers seeking to purchase less than 100kw in power production. However, when selling our WindTamer® turbines, we primarily compete against companies that sell other small wind turbines, typically less than 100kW in size, whether they are conventional wind turbines, helical wind turbines or other types of wind turbines.  The small wind turbine market consists of approximately 250 manufacturers on a worldwide basis, approximately 95 of which are based in the United States. Bergey WindPower Company, Inc., based in Norman, Oklahoma, is one of the world’s leading suppliers of small wind turbines.  Bergey WindPower has installations in all 50 states and in more than 100 countries, and an international network of about 500 dealers. There are numerous other suppliers of small wind turbines in the United States that are focused on the residential and small business markets with whom we compete, including but not limited to, Southwest Windpower Inc., Windspire Energy, Inc. (formerly Mariah Power, Inc.), FloDesign Inc., WePower LLC and Helix Wind Inc.

We believe that consumer demand for small wind turbines is determined by, among other things, the length of payback period and/or internal rate of return and the availability of financing.  AWEA has reported that although interest in small wind remains high, consumers have been delaying the purchase of wind turbines until financing becomes more affordable and available.

Another factor inhibiting the growth of small wind has been the challenge of the permitting process.  According to the AWEA, in some jurisdictions small wind turbine permitting practices are either poor or nonexistent.  The lack of permitting standards or highly restrictive or cumbersome permitting processes and regulations may discourage some purchasers of small wind turbines.  In 2010, New Jersey, Delaware, California, Nevada, Wisconsin, Vermont, Michigan, Oregon and New Hampshire enacted legislation to facilitate the permitting process at the state level.

We believe that our WindTamer® turbines have several competitive advantages over other small wind turbines, including:

•	Superior Return on Investment. We believe that the return on investment of our WindTamer® turbines is often superior to that of our competitors.

•	Quiet Operation. Our WindTamer® turbines operate quietly, while other small wind turbines can be very noisy.

•
Point of Consumption Application.  Our WindTamer® turbines can be used as a point of consumption machine by being placed in very close proximity to where electricity is needed. Conventional wind turbines typically cannot be roof mounted due to vibration and noise inherent in their operation, and are often placed hundreds of feet, or more, from the point of consumption.

•
Smaller Footprint.  Our WindTamer® turbines can be installed as low as 30 feet high where wind resources are sufficient. Conventional wind turbines, on the other hand, typically require an acre of land with guide-wired towers 120 feet high, and several hundred feet of transmission lines, often along roads and access avenues to the tower, which can reduce efficiency and increase installation costs.

•
Safety.  Our WindTamer® turbines pose virtually no safety risks as the rotor blades are housed.  Unlike conventional wind turbines, there is virtually no risk of rotor blade throw.  Conventional wind turbines can throw rotor blades, and certain large wind turbines have been documented to throw a rotor blade a quarter mile from the turbine.  In addition, there is no danger of ice build-up on the rotor blades with WindTamer® turbines because the rotor blades are housed.  When conventional wind turbines are idle, ice can accumulate on the blades and be thrown when the turbines engage, causing potential health hazards to persons or animals during cold weather operation.  Conventional wind turbine rotor blades are exposed and operate in open air presenting a hazard to birds.  Due to our turbines’ design, we do not believe that birds and bats fly into WindTamer® turbines, which can occur with other types of turbines.

Mobile Renewable Energy System

We compete against companies that manufacture and sell mobile renewable energy systems, particularly those who sell to the U.S. government or the U.S. military.  Many companies have announced initiatives to sell such systems to the U.S. Army, and we believe that many others are also developing such systems.  Companies that have expressed a desire to sell mobile renewable units to the U.S. government or the U.S. military include Pure Power Distribution, Skybuilt Power and Utracell.  We also compete, to a lesser extent, against agencies and other parts of the U.S. government and the U.S. military that may develop mobile renewable energy systems.

Power on Demand System

We are not aware of any competitors who offer systems that directly compete against our Power on Demand system.  We could, however, face competition in the future from companies such as ZBB Energy, Axion Power, Altair Nanotechnologies, Advanced Battery Technologies, A123 Systems and others which are designing new types of batteries or systems, some of which are specifically designed for enhanced renewable energy storage and which may be able to reduce peak demand charges like our Power on Demand system.

We could also face competition in the future from other battery companies such as Enersys, Exide Technologies, Ener1, Ultralife Corporation, Brentronics, and Arotech Corporation that could develop batteries specifically designed for renewable energy storage, which may contain certain functionalities that directly or indirectly compete with our Power on Demand system.

In addition, there are many technologies, sold by numerous companies, which are designed to reduce a customer’s electricity bill by reducing their peak demand charges.  We, indirectly, compete against all of these technologies and companies.

Solar PV Systems

We compete against companies that sell solar PV systems to residential and commercial customers. These competitors include, among others, numerous individual and small contractors who sell and install solar PV systems.  Because we do not sell proprietary solar PV systems, but instead resell third-party manufactured systems, we compete primarily on price and service.

Intellectual Property

Patents
WindTamer® turbines are a Diffuser-Augmented Wind Turbine, or DAWT. We have developed our turbines using our patented technology, “Fluid Driven Vacuum Enhanced Generator” (U.S. Patent No. 6,655,907). This patent was issued in December 2003, was assigned to the Company and expires in 2022.

We also own U.S. Patent No. D608,736 entitled “Diffuser for a Wind Turbine,” which was issued in January 2010.  This patent protects the ornamental design of the Company’s wind turbine diffuser.  This patent will expire in 2024.  We have also received corresponding design patents in Mexico and Canada.

We have also filed four additional utility patent applications that we believe will improve upon our wind turbine technology, all of which are currently pending. One of the pending patent applications entered the national phase of numerous international countries, and another has been filed under the International Patent Cooperation Treaty (PCT) which will be entering the national phase in one or more PCT member countries.

We have filed for a patent for our Energy Storage and Power Management System to protect the Power on Demand system and methodology that allows renewable energy storage and distribution for commercial customers and optimizes the release of the stored energy to maximize the value of the created energy.

Trademarks
We regard our proprietary rights as valuable assets that are important to our competitive advantage. Our trademarks include the names WindTamer®  and the slogan WindTamer Bringing Wind Power Down to Earth™ including the design of that slogan. We have pending trademark applications for each of these trademarks in the U.S.   Also, the mark WindTamer® has pending trademark applications in Canada.  We plan to use these trademarks in marketing our products.

Government Regulation
Due to their size and noise, among other things, conventional wind turbines can require extensive government approvals for installation, including zoning and related type matters. Private use of electric power generation equipment in the United States generally requires meeting applicable municipal building and electrical codes, and being installed by persons who are licensed or certified to install such equipment.

In an effort to promote renewable energy, federal, state and local lawmakers have approved a number of incentives for alternative power generation.  We believe that qualifying and obtaining federal, state and local incentives for the development and sale of our products is vital to our success, although there can be no assurances that we will be successful in such efforts.  For more information, See Item 1A, Risk Factors under the heading “The expiration, cancellation or reduction of federal tax benefits and state benefits for renewable energy generation would adversely affect our development”.

Some states have indicated that receipt of financial incentives available to purchasers of wind powered systems will be dependent upon the purchased system receiving certification from the Small Wind Certification Council, an independent certification body, which we currently do not have.

Research and Development

Our research and development activities have focused on testing and enhancing our WindTamer® turbine, on the development of a mobile unit to be used in military and off-grid applications, and on demand management systems. We plan to continue to focus our resources to enhance the design and performance of our turbine technology, our Power on Demand system, our mobile renewable energy system and our renewable power station.  Research and development expenses for the fiscal years ended December 31, 2010 and 2009 were $2,176,000 and $829,000, respectively.

Employees

We currently have thirteen full-time employees.

Office and Facilities

Our principal headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York, where we presently lease approximately 18,000 square feet of space of a building that includes both office and warehouse space, with the ability to lease up to an additional 200,000 square feet in the same building.   The term of the lease expires on July 31, 2015.  We have no other properties or facilities at this time.

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
We have limited operating history upon which investors may base an evaluation of our potential future performance. We have had minimal revenues to date. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stage of development.

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate.  For example, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models.  We commenced our selling efforts in the late third quarter of 2009, but have only generated revenue of $494,000 through December 31, 2010. We plan to continue our selling efforts, although there can be no assurance that we will be successful in expanding our sales. Additionally, we had planned on raising $20 million in a private placement in 2009, but we later determined to cease raising funds in that private placement after raising only $741,000.  We stopped raising funds after raising only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive management should be on product development rather than fundraising, and further concluded that it was not in the best interests of the Company to raise more than $741,000 at that time.

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

We will need additional capital to sustain our operations and may seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.
A limiting factor on our growth, including our ability to enter our proposed markets, attract customers, and deliver our product in the targeted electrical power production markets, is our limited capitalization compared to other companies in the industry.

We will need additional capital to bring our operations to a sustainable level over the next twelve months.  We raised approximately $2.5 million in equity capital during 2009, $2.3 million in 2010, and $927,500 in the first two and one-half months of 2011, which in addition to our $1.0 million line of credit, provided the source of our current working capital needs.  We believe that, in addition to the capital raised thus far in 2011, we will require up to an additional $1 million to satisfy our operating cash needs for the next 12 months.   However, if we are unable to generate the projected amount of revenue and profits from our operations, we will need to seek additional financing.

We may also seek additional financing to accelerate our growth.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution.  In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.  If we raise additional capital by incurring debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all.  Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues, develop our products, attain profitable operations, or even may result in our business filing for bankruptcy protection or otherwise ending our operations which could result in a significant or complete loss of your investment.

We are in default of our Loan Agreement with our lender, and are not likely to have the ability to repay the outstanding indebtedness when due.
On February 26, 2011, we received Notice of Potential Opportunity to Cure Default(s) from First Niagara Bank, N.A., our lender, and a demand for payment of amounts past due to our lender pursuant to the Loan Agreement, dated April 26, 2010, between our lender and us that provided us with a $1,000,000 million working capital revolving line of credit due to the occurrence and continuation of events of default under the Loan Agreement.  As of February 23, 2011, the balance under the line of credit consisted of principal in the amount of $1,000,000 and accrued interest in the amount of $10,976. On March 12, 2011, we received a demand notice from First Niagara Bank, requiring payment of full indebtedness for principal and interest on the outstanding line of credit ($1,012,421) and for indebtedness on the credit card debt ($25,351) by March 17, 2010. It is unlikely that we will be able to make these payments to avoid the lender’s commencement of collection proceedings on our obligations under the loan, including outstanding principal and accrued interest.  Even though the borrowings of principal under the Loan Agreement are secured by limited guarantees provided by two of the Company’s officers, Chief Executive Officer William A. Schmitz and Acting Chief Financial Officer Molly Hedges, and one shareholder, Michael Hughes, and although the guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank  there can be no assurances that our lender will not take legal action to collect the obligations from us instead of the guarantors.

If the lender is repaid its principal outstanding under the line of credit, accrued interest, credit card debt and fees will remain our obligation, and such amounts could be substantial and we may not be able to pay such amounts and our lender may take legal actions to collect such amounts from us, and such legal actions could have a materially adverse effect on our business and financial condition.

Even if we are able to repay our lender in full, discharge some or all of our obligations with our lender or otherwise remedy the default with our lender, the occurrence of the default and related events may materially negatively affect our ability to raise future funds required or desired for our operations in both the debt and equity markets, which could have a materially adverse effect on our business, results of operations and financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

Our independent auditors report for the fiscal years ended December 31, 2010 and 2009 is qualified as to our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2010 and 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  In mid-2010, we ceased being a development stage company; however, our revenues for 2010 were only $494,000.  The lack of sales and recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and our cash flows.
We have incurred significant losses in prior periods.  Our accumulated deficit at December 31, 2010 was $(16,265,848). We incurred a net loss in fiscal 2010 and 2009 of $(12,211,000) and $(2,823,000), respectively.  If we are not able to attain profitability in the future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our future success depends on our key executives and our ability to attract, retain and motivate qualified personnel.
Our future success is largely dependent upon the principal members of our executive team including, without limitation, our Chief Executive Officer, William A. Schmitz, our Acting Chief Financial Officer, Molly Hedges, our Vice President of Sales and Marketing, Mark Matthews, our Vice President of Operations, Adeeb Saba, and our Vice President of Investor Relations, Cherrie Mahon. The unexpected loss of the services of any of these key persons might impede the achievement of our research, development and commercialization objectives and have a serious impact and adverse effect on our business, financial condition and results of operations, and an investment in our stock. Recruiting and retaining qualified management, sales, marketing, engineering and other personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms. We do not maintain “key person” life insurance on any of our employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have very little experience selling many of our primary products other than our WindTamer® wind turbines, and there can be no assurance that a market exists for those products or that, if a market does exist, that we will be successful in selling into such market.
In 2010, except for the sale of one mobile renewable energy system, substantially all of our revenues were generated from the sales of our WindTamer® turbines.  We expect to continue to sell our WindTamer® turbines in 2011 and beyond, but we believe, and our business strategy is based upon the fact, that sales of our other products will generate the majority of our revenue in 2011 and beyond.  Although we believe that there is a substantial market for our mobile renewable energy system, our Power on Demand system, our renewable power station and reselling solar PV systems, we have little experience is selling such products and, to date, have had very little success in selling such products and therefore there can be no assurances that (1) a market exists for any or all of those products, or (2) if a market does exist for any or all of those products, that we will be successful in selling into such market or markets.

The existence and potential size of the market for our Power on Demand system is particularly difficult to determine and verify because we do not believe that our Power on Demand system competes directly against any existing product actively sold in the marketplace, which would have assisted us in determining the size and viability of market for our Power on Demand system.  It is possible that a market for the Power on Demand system does not exist, or does not sufficiently exist to enable us to be successful.

Therefore, because of these uncertainties, we may not be successful in generating revenue in the markets that we expect to do so in 2011 and beyond, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have very little experience installing our Power on Demand system, and we may encounter delays related to connecting such systems to the electric grid.
Our business plan anticipates that we will sell and install a significant number of Power on Demand systems in 2011 and beyond.  To date, however, we have only sold and commissioned one Power on Demand system.  We have been advised, and have encountered in our first installation, that significant delays may occur in obtaining approval from the applicable electricity provider of the customer to connect a Power on Demand system to the electric grid.  Without such approval, it may not be possible to fully install the Power on Demand system, to collect related payments from the customer and to recognize related revenue for such sale.  These significant delays may also negatively affect our ability to sell the Power on Demand system, and such failure and the related negative effects described above could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

Because we have not begun large scale production of any of our products, we cannot determine the cost to make and install our products if large scale production begins and therefore we cannot be sure whether we can profitably sell our products.
We have only sold and delivered prototypes or initial production models of our mobile renewable energy station and our Power on Demand system.   We have not sold any of our renewable power stations.  While we have sold significantly more of our WindTamer® turbines, we have not sold such amounts where we have begun large scale manufacturing of such turbines.  Many, if not all, of our sales have resulted in negative gross margin as we often sold these products for below cost because, among other reasons, the cost to produce one or a small amount of a product is generally much higher per unit than producing larger quantities of a product.  Accordingly, we have no operating history of the cost to manufacture and install these products if any or all of such products are sold in large quantities.

Our business strategy assumes that our cost to manufacture and install our products will substantially decrease if such products are sold in large quantities, which is typically the case, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume.   If we are unable to substantially decrease the cost to manufacture and install our products, it will likely be very difficult to profitably sell our products unless we raise prices which may, in turn, make our products more difficult to sell.  Therefore, because of these uncertainties in our ability to substantially decrease the cost to manufacture and install our products, we may not be successful in generating revenue and profits in the markets that we expect to do so, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We plan to sell our products to the U.S. federal government and U.S. military, which may result in delays in the receipt of orders due to the nature of those customers.
Our business strategy includes doing a significant amount of business and selling a significant amount of our products to the U.S. federal government, particularly the U.S. military, in 2011 and beyond.  It is not uncommon that, when doing business with the U.S. military, unexpected delays, which can be substantial and repeated, can occur prior to receipt of the sales order or other applicable contract.  Those delays can occur, for example, when funding is not appropriated by Congress for projects that the military expects to commence.  Such delays have been reported in the fourth quarter of 2010 and the first quarter of 2011, and we believe that this has resulted in delays of orders that we expected to have already received.   Delays in receiving orders from the U.S. government and the U.S. military may negatively affect our ability to generate revenue and profits, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.
If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources.  We intend to phase out our reliance on subcontractors and third parties for certain aspects of the production of our turbines and other products, and bring certain parts of our domestic production in-house.  As a result, our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees.  We cannot provide assurance that we will be able to expand our production capabilities effectively or at all, that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth.  We cannot provide assurance that our management will be able to manage this growth effectively, which could have a material adverse effect on our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We face competition from numerous sources, which may make it more difficult to introduce our products into our target markets.
The power generation, renewable energy markets and energy storage markets in which we compete are rapidly evolving and intensely competitive.  We face formidable competition from traditional and well-capitalized fossil-fueled generator manufacturers and distributors, from established conventional wind turbine manufacturers and distributors as well as from other providers of renewable energy products and other providers of energy storage products.  Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.  They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets.  Competitors in the traditionally powered generator markets, including fossil-fueled generators, the conventional wind turbine powered generator markets and other renewable energy markets also may be able to devote far greater resources to technology development and marketing than we can.

Because the renewable energy industry is attractive to many companies, some of which may not currently be doing business in the renewable energy industry, we could face significant additional competition whether or not we successfully execute some or all of our business plan.  These competitors could, among other things, have significantly more revenues and profits than us, be significantly better financed, have a significantly better and longer operating history than us, have significantly better relationships with potential customers and strategic parties, and have significantly better access to government funding and incentives.

Competition in the solar PV market is intense.  We are a reseller of solar PV, and therefore largely compete on price and service as our product offerings in solar PV market are not unique.  We do not have the financial resources, expertise, customer base or industry reputation of many of our competitors in the solar PV market, and therefore may not be able to effectively compete in the solar PV market.

Any or all of these factors that we face may have a material adverse effect on our ability to compete and to generate revenues, which would have a material adverse affect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

We may not be successful in developing and sustaining the alliances necessary for the successful penetration of our target markets.
Our business plan contemplates that we establish and sustain relationships with third-party distributors for the sale of turbines and our other products.  We have begun establishing relationships to distribute and market our products, but there can be no assurance that we will be successful in developing or sustaining the necessary relationships, or that these relationships will prove to be successful in selling our products.  If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operations or become profitable, which would have a material adverse affect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

If we are unable to adopt or incorporate technological advances into our products, our proposed business could become uncompetitive or obsolete and we may not be able to effectively compete with the alternative products.
We expect that technological advances in the processes and procedures for harnessing wind and solar energy, storing energy and managing power will continue to occur.  As a result, there are risks that products that compete with our products could be improved or developed.  These advances could, for example, allow our competitors to produce wind turbines with better efficiency and at a lower cost than us.  In addition, processes for storing and managing renewable energy and for reducing peak rate demand charges for large electricity users are also continually under development. If we are unable to adopt or incorporate technological advances, our WindTamer® turbines and energy management and storage systems could be less efficient or effective than methods developed by our competitors, which could cause our business to become uncompetitive, which would have a material adverse affect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

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

We hold a United States patent for the design of our wind turbine and a patent that protects the ornamental design of our wind turbine’s diffuser.  We also have four pending patent applications related to the original technology and for which have made foreign filings, and also have a patent pending for the technology on which our Power on Demand system is based.  In addition, we are developing a number of new innovations for which we intend to file patent applications.  No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued.  Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue. If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.  The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain.  Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology.  No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  In addition, filing and maintaining patent rights domestically and abroad is expensive, and we may not have sufficient financial resources to file or maintain certain of our patent rights.

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets.

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
Our business will be heavily reliant upon patented and patentable technology for wind turbines, our Power on Demand system and related intellectual property.  We are not aware of any infringement by us or broad claims against which we may infringe.  In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.  Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.  In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

If our products and technologies do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.
In 2010, we ceased reporting as a development stage company as we began to fully commercialize our products.  However, revenues for 2010 were only $494,000.  Although we have patented the technology used in WindTamer® turbines and have a patent-pending on the technology used in our Power on Demand system, we have only recently begun attempts to market and sell our products, other than our turbines which we began to market and sell in the fourth quarter of 2009. We cannot assure you that a sufficient number of customers will purchase our products, or that we can sell them for amounts that are in excess of our cost to manufacture, market and install such products.  The failure of our WindTamer® turbines, our Power on Demand system, our renewable power station, our mobile renewable energy system or other products we have developed, or may otherwise sell or develop, to be accepted in the commercial marketplace would have a material adverse effect on our business.  Our technology and products may not compete well against conventional wind turbines and other competing technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance.  This failure to effectively compete could also have a material adverse effect on our financial condition and business.  As a result, the value of your investment could be significantly reduced or completely lost.

The expiration, cancellation or reduction of federal tax benefits and state benefits for renewable energy generation would adversely affect our development.
The financial incentives that are available to purchasers of our wind turbines and other renewable energy products and systems are crucial in our development and growth.  In its Small Wind Turbine Global Market Study, the American Wind Energy Association in June 2008 concluded that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by the federal government and select states.  We believe that the same is true for the solar industry.  A small number of states have reduced their incentive levels on a per-project basis in order to cut costs while assisting the same (or larger) amount of consumers, while other states have increased their incentive programs with funds from the American Recovery and Reinvestment Act passed in February 2009.  The state incentive programs are supplemented by additional federal support for the wind power industry.  For instance, there is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying small wind electric systems.  This credit is currently scheduled to expire on December 31, 2016. Additionally, there is a Federal Production Tax Credit, which provides a $.021 per kWh benefit for the first 10 years of facilities operation which is currently set to expire for wind on December 31, 2012. These credits can help make wind turbines more attractive than other power generation products.

Since we have only just begun to market our products and have a limited operating history, we cannot be sure that these incentives will help our products compete with other power generation products. As a result, there can be no assurance that they will be helpful.  Additionally, if these incentives or similar incentives in one or more states or the federal government are repealed, reduced or not renewed, demand for our products and future development efforts would be adversely affected.  Furthermore, the recent economic crisis and growing public concern over the high levels of government deficits could make the repeal, reduction, or non-renewal of these incentives by certain states or the federal government more likely.  If federal or state incentives applicable to renewable energy products are cancelled, reduced or expire, our business and revenue may be materially adversely affected.  As a result, the value of your investment could be significantly reduced or completely lost.

Deteriorative changes in the renewable energy industry market would adversely affect our development.
Several factors have benefited the renewable energy markets, including the small wind, solar and energy management markets.  These factors include, policy support from the state and federal legislatures, rising and volatile prices of conventional electricity, an increase of peak demand pricing on many commercial customers, consumer education, and an increased public concern for environmental issues which favor continued development and the desire of energy independence in part as a result of national security issues.  There can be no assurance that any or all of these conditions will continue to exist throughout our development and continued operation.  As a result, it is possible that these conditions could deteriorate or worsen in a manner that would adversely affect demand for our products and future development efforts, which would adversely affect our financial condition and business.  As a result, the value of your investment could be significantly reduced or completely lost.

We are initially relying on independent manufacturers and suppliers to manufacture some or all of our products, which could delay our progress and later cause delay and damage customer relationships.
We currently use third party manufacturers and suppliers to supply components to our products, which we then assemble and install.  Although we plan to develop our own manufacturing operations for certain aspects of our domestic production, we currently have no large scale manufacturing capabilities.  If we are unable to maintain satisfactory arrangements for the manufacture of our products by third parties, our business could be adversely affected.  Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers or suppliers. At this time we have no such long-term written agreements.  As a result, any of these manufacturers or suppliers could unilaterally terminate their relationships with us at any time, which could adversely affect our ability to produce our products.  Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

In order to preserve our cash and financial resources, we have attempted to negotiate improved payment terms and price reductions with many of our suppliers.  However, certain of our suppliers have not agreed to our proposed revised terms, which may result in such suppliers no longer doing business with us, which may adversely affect our ability to produce our products in a timely basis, on a cost-effective basis or at all.

In particular, we have encountered long delays and lead-times on future orders for the inverters necessary for our Power on Demand system.  While we are actively working with our supplier to decrease these lead-times, we have been advised that it may be many months before such lead-times can be decreased.  Any such delay in receiving inverters on a timely basis may negatively affect our ability to sell our Power on Demand systems or may defer the sale or installation, and the related receipt of payment and recognition of revenue, to future quarters as we cannot install our Power on Demand systems without the appropriate inverter.

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

We intend in the future to develop larger and smaller turbines for sale, which we may not successfully be able to design, which may not be marketable and which we may not be able to properly manufacture due to lack of resources or other reasons.
We believe that there is a substantial market for our larger and smaller turbines, including our currently under development 15kW turbine. Although we have done significant research and development, including computer modeling, of our larger turbines, we have not designed, built and tested a turbine larger than our 3.5kW turbine or smaller than our 1kW turbine. As a result, there can be no assurance that the larger or smaller turbines will provide the same or similar efficiency levels as our current turbines, and therefore may produce less energy than projected making them less attractive to potential purchasers.

In addition, the design and development of our larger and smaller turbines is costly, and we may not be able to fully fund for this design, development and testing.  We are currently in negotiations with third parties and have submitted grant applications to various government agencies to pay for some or all of the design, development and testing of these larger and smaller turbines, but there can be no assurances that such negotiations or grant applications will be successful.  If we are not successful in designing, developing and testing our larger or smaller turbines, we will not be able to execute on our business plan which could have a negative effect on our results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

Further, assuming we can successfully design, develop and test our larger and smaller turbines, manufacturing these larger turbines will be expensive and may require skills or resources that we do not possess.  The larger turbines that are currently under development are significantly larger than our current turbines, and the manufacturing, assembly and installation procedures are likely to be different than those associated with our current turbines.   If we are not able to properly manufacture, assemble and install the larger or smaller turbines, or arrange for such, then we will not be able to execute on our business plan which could have a negative effect on our results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

Although we believe that there is a market for larger and smaller versions of our wind turbines, there can be no assurances that such markets exist.   If the markets for larger and smaller versions of our wind turbines do not exist, then we will not be able to execute on our business plan which could have a negative effect on our results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

We are subject to certain safety risks, including the risk of fire, inherent in the manufacture and use of batteries.
Due to the high energy inherent in batteries that are included in our Power on Demand systems, our mobile renewable energy system, our renewable power station and certain of our other products, our batteries can pose certain safety risks, including the risk of fire.  We incorporate procedures that are intended to minimize safety risks, but we cannot assure that accidents will not occur.  Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at our facilities or from the use of the products by us or others, may result in significant production delays or claims for damages resulting from injuries.  In addition, any such accident could materially adversely affect our ability to sell our products, particularly since we are a company with limited sales history.  While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of accidents or losses could have a material adverse effect on our business, financial condition and results of operation.   As a result, the value of your investment could be significantly reduced or completely lost.

We provide a warranty for our products, which may result in us providing significant customer support, maintenance and repairs at significant cost to us without corresponding revenue, which could have a materially negative impact on our financial condition and results of operations.
We offer a standard warranty for our turbines and offer certain customers an extended warranty for an additional fee.  In the future, we plan to offer service contracts to certain customers.    If some or all of our products require repairs or maintenance, we may be required to spend significant time, money and other resources repairing or maintaining the turbines at significant cost to us without generating any additional revenue for us.   Servicing our warranties could result in significant funds and resources being expended by us, which could have a materially negative effect on our financial condition, results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

Certain of our turbines, particularly those that were sold in 2009 or during the first half of 2010, are not meeting specifications that were provided to the customers at that time.  We have spent significant resources attempting to remedy the turbines and contributing factors, such as poorly sited turbines, to such lack of performance, but there can be no assurances that we will be able to improve the performance of those turbines to the initial specifications.  We have offered full refunds to certain of these customers, some of which have been accepted.  Refunding the sales proceeds and uninstalling some or all of these turbines will have a negative effect on our financial condition and business.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.
There is currently only a limited public trading market for our common stock.  We cannot predict the extent to which investor interest in the Company will lead to the development or continuance of an active trading market or how liquid that trading market might become. If an active trading market does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all.  As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.
The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share.  The price of our common stock has been significantly less than $5.00 per share since it started publicly trading in November 2009, and is therefore considered a “penny stock.”  This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our common stock, and may adversely affect the ability of shareholders to sell their shares.

There is limited liquidity in our shares, which may adversely affect your ability to sell your shares.
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals relating to us;

•	quarterly variations in our results or the results of our competitors;

•	the ability or inability of us to generate sales;

•	developments in our industry and target markets;

•
the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the “pink sheets”; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

Recently, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be accentuated if trading volume of our common stock is low.  The volatility in our stock may be combined with low trading volume.  Any or all of these above factors could adversely affect your ability to sell your shares or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.
We have a large amount of authorized but unissued common stock which our Board of Directors may issue without shareholder approval.  We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing.  We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise.   In 2010 and to date in 2011, we issued 54 million and 26.5 million, respectively, shares of our common stock, primarily in connection with private placements of such stock to fund our business.  Such issuances of stock have resulted in substantial dilution to our shareholders, and such dilution may continue if we fund our business with the sales of our common stock.

In addition to additional issuances of our common stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.

Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

We have never paid cash dividends and do not intend to do so.
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, result of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors.

Our Restated Certificate of Incorporation and the New York Business Corporation Law each contains provisions that could discourage a takeover that shareholders may consider favorable.
Our corporate documents and the New York Business Corporation Law contain provisions and authorized but unissued shares of common stock that might enable our management to resist a takeover.  These provisions might discourage, delay or prevent a change in control of the Company or a change in our management that might otherwise increase the value of your shares.

Our Restated Certificate of Incorporation provides for a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board will have the effect of making it more difficult for third parties to insert their representatives onto our Board of Directors and gain control of the Company.

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

Under our Restated Certificate of Incorporation, our Board of Directors also has the power, without shareholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock which could be issued as a defensive measure in response to a takeover, such as issuing preferred stock with greater voting rights than the common stock.  In doing so, our Board of Directors may determine, with respect to any series of preferred shares, the terms and rights of that series, including the designation of the series, the number of shares of the series, the dividend rights, conversion rights, voting rights, and the rights and terms of redemption and liquidation preferences, which could have preferences and priority over holders of our common stock with respect to these rights.

In addition, our Board of Directors may authorize the issuance of a substantial number of authorized but unissued shares of common stock, approximately 353,000,000 common shares as of February 28, 2011, without action by our shareholders.  The issuance of this substantial number of additional common shares may be used as an anti-takeover device without further action on the part of the shareholders.  Such issuance may dilute the voting power of existing holders of common shares.

These provisions and our authorized but unissued shares could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock, or discourage transactions that shareholders may consider favorable.

We have a lack of segregation of duties in accounting which could have an adverse effect on our financial reporting and ultimately on our business and our stock price.
We are required to design and maintain an adequate system of internal control over financial reporting and assess and report on such internal control structure annually. Additionally, we must also maintain adequate disclosure controls and procedures and include in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K our assessment of the effectiveness of our disclosure controls and procedures. We have determined that, due to the minimal number of people that we currently employ, there is a lack of segregation of duties, which may have a potentially adverse effect on our business. If we fail to maintain adequate internal controls and disclosure controls and procedures, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed.  Current and potential shareholders could also lose confidence in our public reporting and we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, either of which could adversely affect our financial results and the market price of our common stock.

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

Item 2.  Properties
Our corporate headquarters are located at 1999 Mt. Read Boulevard, Rochester, NY 14615, where we lease offices and a warehouse containing a total of 18,000 square feet of space.  We utilize the warehouse space to store and assemble our turbines, mobile units and power on demand systems.  The lease is for a five-year term from August 1, 2010 through July 31, 2015, with a monthly rent of $5,396, which increases annually by 3% each August 1st.  We are also responsible for certain taxes and common area maintenance costs on a proportionate share basis.  In June 2010, we vacated the Geneseo, New York facility and moved to the Rochester, New York facility.   On January, 27, 2011, we entered into an agreement with our former landlord for property leased in Geneseo, New York to issue 30,000 shares of the Company’s common stock to it as satisfaction of all future rents due it.  We own or lease no other real estate.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders.
None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock
Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol WNDT.

The following table provides the quarterly high and low bid prices for 2010, and for the fourth quarter of 2009, as our common stock was first approved for quotation on the OTCBB on November 16, 2009:

	Quarterly Bid Prices
	High	Low
2010:
Quarter ending December 31, 2010	$.30	$.11
Quarter ending September 30, 2010	.43	.20
Quarter ending June 30, 2010	.53	.12
Quarter ending March 31, 2010	.87	.40

2009:
Quarter ending December 31, 2009	$2.60	$.40

At February 28, 2011, we had 127 holders of record.  We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2010 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	5,910,000.28
Restricted Stock Award(2)	4,506,737
	10,416,737		5,464,930(3)

Equity compensation plans not approved by stockholders(3)	0	0	0
Total	10,416,737.28		5,464,930(3)

(1)	Consists of the 2008 Equity Incentive Plan, which permits the award of stock options, restricted stock and various other stock-based awards.
(2)	The restricted stock awards do not have an exercise price and fully vest on April 1, 2011.
(3)
On December 30, 2009, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2008 Equity Incentive Plan to increase the number of shares of Common Stock available for awards from 8,000,000 shares to 16,000,000 shares. This was approved by shareholders at the Company’s Annual Meeting of Shareholders in April 2010.

Recent Sales of Unregistered Securities
On January 27, 2011, the Company issued 30,000 shares of common stock in exchange for a release from a former landlord for rents due under a lease agreement that was to terminate in November, 2010.  From January 1, 2011 through March 3, 2011, the Company issued 134,986 shares of common stock in lieu of rental payments to our current landlord.  On February 17, 2011, 233,515 shares of common stock were issued to two vendors who had performed services for the Company.

In March of 2011, the Company sold 53 “units” of common stock in a private placement that yielded $927,500. Each “unit” consists of 500,000 shares of the Company’s common stock, and a warrant to purchase 17,500 shares of common stock at $0.50 per share.  The warrants fully vest two years from the date of the stock purchase and have a ten-year term.

These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.  The shares were issued in a transaction not involving a public offering.  The purchaser is an accredited investor as defined under the Securities Act, was knowledgeable about the Company’s operations and financial condition and had access to such information. The transactions did not involve any form of general solicitation.  The shares issued are restricted from resale and were acquired for investment purposes only.

The securities sold in the above-referenced transactions have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during 2010.

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

Overview
We are a developer, manufacturer and supplier of wind turbines and custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems.  Our diffuser-augmented wind turbine utilizes a patented technology for the production of electrical power.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells and the grid in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who deal with peak usage pricing.  We also sell a mobile renewable energy system that generates wind and solar energy to an onboard storage unit for military and other applications, and a renewable power station that is a scalable system that can be containerized and drop-shipped to the end-user and assembled on-site at off-grid locations to be used as a “micro-grid”.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation.  On March 2, 2011, our Board of Directors approved changing our name to Arista Power, Inc., subject to shareholder approval at our 2011 Annual Shareholders Meeting to be held on May 18, 2011.  Our corporate headquarters is located 1999 Mt. Read Boulevard, Rochester, New York.  Our website is www.windtamerturbines.com.  If our name change to Arista Power, Inc. is approved by shareholders at our 2011 Annual Meeting of Shareholders, our website address will promptly be changed to www.aristapower.com.

The WindTamer® wind turbine was invented in 2002, and in 2003 a patent was issued for the WindTamer® turbine technology.  From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.

In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease its installation and manufacturing costs.  In the first half of 2010, we developed, sold and delivered our first mobile renewable energy system for testing and use by the U.S. Army, and operated as a development stage company.  During the second half of 2010, we exited reporting as a development stage company, as a result of increased customer order bookings, and sales. We also developed and sold our Power on Demand energy storage system, the first of which was installed in the first quarter of 2011.  In the fourth quarter of 2010, we began selling solar PV, and installed our first solar PV systems in the first quarter of 2011.

Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began hiring our management team, and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications.  Other than the mobile renewable energy system that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® turbines.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease the cost to manufacture and install the turbine

In fiscal 2010, we had revenues of $494,000 and an operating loss of $(12,211,000), as compared with no revenue in 2009 and operating loss of $(2,823,000) in fiscal 2009.   Of the $(12,211,000) and $(2,823,000) operating loss in fiscal 2010 and fiscal 2009, ($8,277,000) and ($1,117,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Our accumulated deficit as of December 31, 2010 was $(16,265,848).

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our WindTamer wind turbine, our mobile renewable energy system, our Power on Demand system, and our renewable power station, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume  and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, , costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development.. The timing of our ability to generate a positive cash flow is directly dependent on the way we are able to manage these factors.

We may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations, we may continue to seek to raise additional capital to accelerate our growth or expand our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “Risk Factors.”

Results of Operations

Results of Operations for Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues.  During the quarter ending September 30, 2010, we exited development stage reporting as a result of increased sales and order bookings.  For the year ended December 31, 2010, revenues totaled $494,000 as we have installed turbines at multiple residential sites, completed a rooftop mounted multi-turbine installation and delivered a mobile unit to a military customer. For the year ended December 31, 2009, we had no revenues as we were a development stage company focusing primarily on research and development.  We initiated product sales late in 2009, and installed several turbines during the spring of 2010. In April, 2010 it became apparent that initial test results from several initial installed sites indicated that product performance data was not meeting our product specifications. This led to the suspension of active sales activities until the product data could be validated by wind tunnel environment testing, which we performed in May, 2010.  The data generated by the wind tunnel testing, and our testing of prototype/installed units was analyzed to determine the optimal product design to maximize production output. During the quarter ended June 30, 2010, we continued to enhance product design.  Because of the initial uncertainty with respect to product performance, we agreed to refund customer deposits to certain customers who requested it. During the quarter ended September 30, 2010, we finalized a more efficient blade design that improved the performance of our turbines so that they met current specifications, and we recommenced selling activities. Blade upgrades on installed customer machines have begun, and we expect to complete the upgrades on all existing installed units at no cost to the customer over the next two quarters.

We continue to expand our sales efforts where, by coupling renewable solar and wind energy with energy storage and power management, we can provide our customers with an attractive return on investment.  We have deposits from customers totaling approximately $255,000 as of December 31, 2010 ($95,000 as of December 31, 2009).  We expect to recognize sales associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments,  and  complete installations although there can be no assurance that we will be able to meet this schedule.

Gross Loss.  For the year ended December 31, 2010, our gross loss was $647,000, primarily as result of selling turbines below cost to early adopters, purchasing product components at low volume/ high cost as design enhancements are completed, and the establishment in early 2010 of an Operations department.  For the year ended December 31, 2009, as a development stage company, we focused our efforts on research and turbine design, and therefore had no sales revenue or related product cost of sales.

Research and Development.  Research and development costs for the year ended December 31, 2010 amounted to $2,176,000, an increase of $1,347,000, or 163%, when compared to the year ended December 31, 2009.  This increase in research and development expenses was for the continued testing and enhancement of our wind turbines, and costs associated with the development of our mobile renewable energy system and our Power on Demand system.

Selling, General and Administrative.  Selling, general and administrative expenses, or SG&A expenses, for the year ended December 31, 2010 were $9,541,000, an increase of $7,545,000 when compared to the year ended December 31, 2009.  The increase over the prior year consists primarily of non-cash related expenses associated with warrants issued to the guarantors of the Company’s $1.0 million credit facility with First Niagara Bank and in conjunction with fourth quarter, 2010 private placement offerings ($6,323,000) , impairment costs associated with the Company’s headquarter relocation during the second quarter of 2010 ($87,000), and an increase in stock-based compensation resulting from the Board of Directors’ decision to modify the option price for most of the Company’s outstanding stock options in addition to changing the vesting period for the Non-Employee Director Compensation Plan ($163,000), as well as increases associated with ramping to full scale operations for 2010.

Depreciation and Amortization.  Depreciation and amortization charges were $137,000 for the year ended December 31, 2010 compared to $15,000 for the year ended December 31, 2009.  The increase is related to the impairment of leasehold improvements on our former corporate headquarters in Geneseo, New York, from which we moved in June, 2010, as well as costs associated with increases in fixed assets for test equipment, and headcount related additions.

Other Income (Expense).  Interest expense for the year ended December 31, 2010 was $12,000 due the borrowing activity on our line of credit, offset by minimal interest income earned in the first quarter of 2010.

Net Loss.  We incurred net losses of $12,211,000 for the year ended December 31, 2010, as compared to $2,823,000 for the year ending December 31, 2009.  The loss for the year ended December 31, 2010 was significantly impacted by non-cash financing costs related to the Company’s loan guarantee by two corporate officers and one shareholder, as well as costs to increase internal resources, perform product development and testing, and to continue our initial product launch.

We intend to use our expertise in energy storage and power distribution to combine our proprietary wind turbine technology and solar PV systems with our proprietary and patent-pending energy storage and management systems to become a market leader in the renewable energy industry.  We believe that combining renewable energy with energy storage and management systems will enable us to offer customers a product with an attractive return on investment.  We believe that our products will be sold in the residential, commercial, government, military, industrial, recreational, portable and off-grid markets.

There can be no assurance that our management will be successful in completing our product development programs, implementing the continued development of a domestic and international sales force, and developing manufacturing capability for the mass production of certain of our products.  These initiatives are crucial for our continued growth.

Liquidity and Capital Resources
As of December 31, 2010, we had a working capital deficit of $1,033,000 as compared to $743,000 of positive working capital as of December 31, 2009.  The decrease in working capital is attributed to the net loss generated from operations for the year ended December 31, 2010 which included the use of capital in the development of our internal resources, continued product development, and our initial product launch and related expenses.

Our principal source of liquidity has been through private placement offerings of our common stock and a credit facility. We completed a private placement in 2008, with proceeds of $907,000 (net proceeds were $880,742), the proceeds from a private placements conducted in 2009 for $816,000 (net proceeds were $799,658), the exercise of 33,400,000 stock options in 2009, which yielded $1,666,660. In June, 2010, the Board of Directors approved a $1.5 million private placement, $1,000,000 of which was raised in June, 2010, and the additional $500,000 was completed in November, 2010. In December, 2010, the Board of Directors approved the sale of 115 “units”, which included the sale of 500,000 shares of common stock, and a warrant to purchase up to 17,500 shares of common stock at $.50 per share. The warrant vests two years from the date of purchase, and has a ten year term. The Company sold 48 units, which yielded $840,000.  In March, 2011 an additional 53 units were sold for a total of $927,500.

We launched the commercialization of our products in the third quarter of 2009 with installations of turbines beginning in the first quarter of 2010.  We believe that we will need additional capital to meet our expenses over the next twelve months.  In addition to securing the $1.0 million line of credit with First Niagara Bank, described below, we raised approximately $2.5 million in private equity financing in 2009 and $2.34 million in 2010. We believe that, in addition to the capital raised thus far in 2011, we will require an additional $1.0 million of additional capital over the next twelve months to be able to sustain positive cash flow from operations. We expect to seek additional funding for this capital, although there can be no assurance that we will be successful in securing these funds or that if we are successful it will be on terms that are favorable to the Company.

On April 26, 2010, we entered into a Loan Agreement for a working capital line of credit with our lender, First Niagara Bank.  The loan agreement consisted of a revolving credit facility with an aggregate maximum commitment of $1.0 million.  Our revolving credit facility bears a prime variable interest rate (3.25% as of December 31, 2010) subject to a minimum rate of no less than 3.25%.  Interest is payable monthly.  The credit facility matures on May 1, 2011, and all borrowings are due and payable on that date. The loan agreement includes customary covenants related to, among other things, maintaining certain accounts at First Niagara Bank, and restrictions on our ability to incur additional debt or encumbrances on our assets, or pay or declare dividends, make sales of assets, make certain investments and lending, but does not contain any specific financial covenants. As of December 31, 2010, borrowings under our line of credit are $1,000,000, and interest in arrears since December 1, 2010, amounts to $2,505.

The borrowings under the Loan Agreement are secured by a limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a former Chief Executive Officer and former director of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees and pledge, we issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue.

The expense associated with this warrant grant amounted to $6,235,000. As of December 31, 2010, 7,250,000 warrants are vested.

Also on April 26, 2010, Mr. Brock agreed to the voluntary cancellation of 29,050,000 shares of the Company’s common stock owned by him for no additional consideration.  Such shares were returned to authorized but unissued shares.

On June 17, 2010, the Board of Directors approved a private placement of up to 30 million shares of our common stock at $.05 each, to accredited, non-related party investors.  On June 23 and June 26, 2010, we sold an aggregate of 20 million shares netting $1.0 million. We sold the remaining 10 million shares authorized under the private placement in October, 2010, which yielded $500,000.

In December, 2010, the Board of Directors authorized the Company to sell up to 115 “units” of Company securities at a price of $17,500 per unit.  Each unit consists of 500,000 shares of the Company’s common stock and warrants to purchase 17,500 shares of common stock at an exercise price of $.50 per share.  The warrants become exercisable two years after the date of issuance, and have a ten year term.  The Company sold 48 units during the quarter ended December 31, 2010, which yielded cash proceeds of $840,000.  Non cash financing costs associated with the private placement amounted to $87,709.  In March, 2011, the Company sold an additional 53 units, which yielded $927,500.

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the Line of Credit has increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  See Item 1A, Risk Factors under the heading “We are in default of our Loan Agreement with our lender, and are not likely to have the ability to repay the outstanding indebtedness when due”.

We have utilized our private placement funds and our line of credit to establish our management team, further our research and product development by, among other things, increased product testing at both wind tunnel settings and at outside test sites, and to purchase inventory to satisfy short term customer demand.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2010 and 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” now ASC 505 and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with SFAS 123(R), now ASC 718.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.   Prior to there being a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Since the Company’s stock started trading on the OTCBB, the closing price on grant date has been used.   Further, the excepted volatility was calculated using the historical volatility of similar public entities in the alternative wind energy industry in accordance with Question 6 of SAB Topic 14.D.1, ASC 718.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. Our actual volatility could vary from the estimate used based on these companies, which could have a material impact on future results of operations.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Controls over Financial Reporting.  During the year ending December 31, 2010, we have made improvements in our internal accounting controls over financial reporting, including (i) updating our disclosure controls and procedures to require that all agreements entered into by the Company be provided to multiple individuals within the management team for evaluation; (ii) requiring that management confer with the Company’s legal counsel and independent auditors when questions as to the materiality of disclosure requirements for agreements arise; and (iii) providing additional education to the management team regarding the Company’s reporting requirements and obligations.

In addition, during 2010, we hired qualified accounting personnel and instituted procedures for adequate review and approval of key accounting processes and documents to mitigate the lack of segregation of duties as a result of our limited staff size.  We have instituted controls surrounding the IT functions to include limited domain access, secure password network, automated system back-up all network and system change requirements are approved and processed by a network administrator.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Because of inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon our assessment, we have concluded that our internal control over financial reporting is effective based upon those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Item 9B.  Other Information

Unregistered Sales of Equity Securities.

On March 7, 2011, we sold a total of 2,000,000 shares of our common stock and ten-year warrants, which vest in full on March 7, 2013, to purchase a total of 70,000 additional shares of Common Stock at a purchase price of $0.50 per share to one private investor. The Registrant received a total of $70,000 in gross proceeds from the sales. On March 10, 2011, we sold a total of 3,000,000 shares of our common stock and ten-year warrants, which vest in full on March 10, 2013, to purchase a total of 105,000 additional shares of Common Stock at a purchase price of $0.50 per share to one private investor. The Registrant received a total of $105,000 in gross proceeds from the sales. On March 15, 2011, we sold a total of 21,500,000 shares of our common stock and ten-year warrants, which vest in full on March 15, 2013, to purchase a total of 752,500 additional shares of Common Stock at a purchase price of $0.50 per share to 10 private investors. The Registrant received a total of $752,500 in gross proceeds from the sales. The aggregate sales as of March 15, 2011 resulted in the total issuances of Common Stock referred to above exceeding 5% of the Registrant’s outstanding Common Stock. The terms of sales of unregistered sales of securities by us are described in Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities under the captions “Recent Unregistered Sales of Securities”

The securities referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the securities were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such units, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being acquired were being acquired for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On  March 12, 2011, we received a demand notice from First Niagara Bank demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  The terms of this notice and pertinent related facts are described in detail in Item 1A, Risk Factors under the heading “We are in default of our Loan Agreement with our lender, and are not likely to have the ability to repay the outstanding indebtedness when due” and in Note 4 Debt.

PART III

Item 10.  Directors and Executive Officers of the Registrant, and Corporate Governance
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 11.  Executive Compensation
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)           The following financial statements beginning at page F-1:

1.           Reports of Independent Registered Public Accounting Firm — EFP Rotenberg LLP

2.           Balance Sheets

3.           Statements of Operations

4.           Statements of Stockholders’ Equity

5.           Statements of Cash Flows

6.           Notes to Financial Statements

(3)           Exhibits.

(b)           Exhibits.

3.1	Restated Certificate of Incorporation of WindTamer Corporation (incorporated herein by reference to Exhibit 3.1 to Form 10 filed on November 26, 2008).

3.2	Amended and Restated By-Laws of WindTamer Corporation (incorporated herein by reference to Exhibit 3.2 to Form 10-K filed on March 11, 2010)

3.3	Certificate of Correction of the Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on April 30, 2009).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 Form 10 filed on November 26, 2008).

10.1
Patent Assignment dated June 4, 2002 by and between Gerald E. Brock et al., and Future Energy Solutions Inc. (n/k/a WindTamer Corporation) (incorporated herein by reference to Exhibit 10.7 to Form 10-K/A filed on March 30, 2009).

10.2	WindTamer Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Schedule 14A, filed on March 16, 2010)

10.3	Form of Stock Option Agreement with Non-Employee Directors under 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on November 26, 2008).

10.4	Form of Stock Option Award Agreement with Employees/Consultants under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to the Form S-1 filed on July 16, 2009).

10.5	Form of WindTamer Corporation Stock Award Agreement under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on December 17, 2009).

10.6	Employment Agreement between WindTamer Corporation and Gerald Brock effective as of July 14, 2009 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 16, 2009).

10.7	Employment Agreement between WindTamer Corporation and William Schmitz, dated as of November 15, 2009 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on November 16, 2009).

10.8	Employment Agreement between WindTamer Corporation and Mark Matthews, dated as of December 17, 2009 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 17, 2009).

10.9	Employment Agreement between WindTamer Corporation and Adeeb Saba, dated as of December 28, 2009 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 29, 2009).

10.10	Employment Agreement between WindTamer Corporation and Molly Hedges, dated as of March 1, 2010 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on March 2, 2010).

10.11	Employment Agreement between WindTamer Corporation and Cherrie Mahon, dated as of February 11, 2010 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on April 20, 2010).

10.12	Loan Agreement, dated as of April 26, 2010, between WindTamer Corporation and First Niagara Bank , N.A. (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on April 27, 2010).

10.13
$1,000,000 Revolving Credit Note, dated as of April 26, 2010, among WindTamer Corporation and First Niagara Bank, N.A.(incorporated by reference herein to Exhibit 10.2 to the Form 8-K on April 27, 2010).

10.14
Warrant Purchase Agreement, dated as of April 26, 2010, between WindTamer Corporation and certain investors identified on Schedule 1 thereto (incorporated by reference herein to Exhibit 10.3 to the Form 8-K filed on April 27, 2010).

10.15	Assignment of Shares by Gerald E. Brock to WindTamer Corporation, dated as of April 26, 2010 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on April 26, 2010).

10.16	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 30, 2010).

10.17	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on December 30, 2010).

21*	Subsidiaries of Registrant

23.1*	Consent of EFP Rotenberg, LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTAMER CORPORATION

Date: March 17, 2011	By:	/s/ William A. Schmitz
William A. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William A. Schmitz	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2011
William A. Schmitz

/s/ Molly Hedges	Acting Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2011
Molly Hedges

/s/ Dov Schwell	Chairman of the Board and Director	March 17, 2011
Dov Schwell

/s/ John P. Blake	Director	March 17, 2011
John P. Blake

/s/ Steven DiNunzio	Director	March 17, 2011
Steven DiNunzio

/s/ Pierre Leignadier	Director	March 17, 2011
Pierre Leignadier

/s/ George Naselaris	Director	March 17, 2011
George Naselaris

WINDTAMER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WindTamer Corporation
1999 Mt. Read Boulevard
Rochester, NY 14615

We have audited the accompanying balance sheets of WindTamer Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  WindTamer Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindTamer Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York March 17, 2011

WINDTAMER CORPORATION

Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$584,085	$1,027,977
Accounts Receivable(Allowance for Doubtful Accounts of $0 for 2010 and 2009)	13,260	0
Prepaid expenses and other current assets	130,509	84,948
Inventory	520,641	47,101
Total current assets	1,248,495	1,160,026

Intangible assets, net	35,337	37,277

Property and equipment, net	221,789	175,109

Total assets	$1,505,621	$1,372,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$731,263	$302,806
Line of credit	1,000,000	0
Customer deposits	254,738	95,000
Accrued liabilities	295,960	19,256
Total current liabilities	2,281,961	417,062

Stockholders’ equity

Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at December 31, 2010 or December 31, 2009	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 145,125,887 and 115,297,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	14,512	11,530
Additional paid-in capital	15,474,996	4,998,421
Deficit accumulated	(16,265,848)	(4,054,601)
Total stockholders’ (deficit)/equity	(776,340)	955,350

Total liabilities and stockholders’ equity	$1,505,621	$1,372,412

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

Statements of Operations

	For the years ended
	December 31,	December 31,
	2010	2009
Sales	$493,947	$
Cost of Goods Sold	1,141,300
Gross Loss	(647,353)
Operating Expenses:
Research and development expenses	2,175,712	828,724

Selling, general and administrative expenses	9,540,765	1,995,716

Total expenses	11,716,477	2,824,440

Loss from operations	(12,363,830)	(2,824,440)
Non-operating (revenue)/expense
Interest	10,336	(1,388)
Net loss before income taxes	(12,374,166)	(2,823,052)
Income taxes	(162,919)
Net loss	(12,211,247)	(2,823,052)
Net loss per common share - basic and diluted	(.11)	(.03)
Weighted average number of common shares outstanding - basic and diluted	112,757,318	93,393,000

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

Statements of Cash Flows

	For the years ended
	December 31, 2010	December 31, 2009
Operating activities
Net loss	$(12,211,247)	$(2,823,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	137,342	15,133
Stock-based compensation	1,680,996	1,011,030
Financing fees- issuance of warrants, non-cash	6,322,709	0
Stock issued for services and rent	135,852	91,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(45,561)	(76,209)
Increase in trade accounts receivable	(13,260)	0
Increase in inventory	(473,540)	(47,101)
Increase in customer deposits	159,738	95,000
Increase in trade accounts payable and accrued liabilities	705,160	279,590

Net cash used in operating activities	(3,601,811)	(1,454,609)

Investing Activities
Acquisition of fixed assets	(182,081)	(174,849)
Acquisition of intangible assets		(16,994)
Net cash used in investing activities	(182,081)	(191,843)

Financing activities
Borrowings on line of credit, net of repayments	1,000,000
Proceeds from issuance of common stock	2,340,000	816,002

Proceeds from the exercise of stock options		1,670,000
Stock offering expenses paid		(16,344)
Net cash provided by financing activities	3,340,000	2,469,658

Increase (decrease) in cash	(443,892)	823,206

Cash – beginning of period	1,027,977	204,771

Cash – end of period	$584,085	$1,027,977

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$(162,919)	$0
Interest Paid	$7,459	$1,120

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

Statement of Stockholders’ Equity

	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2008	80,640,000	$8,064	$1,430,199	$(1,231,549)	$206,714
Issuance of common stock for cash	866,000	87	815,915		816,002
Stock offering costs			(16,344)		(16,344)
Issuance of common stock for services	91,000	9	90,991		91,000
Issuance of common stock under stock award	300,000	30	308,720		308,750
Stock option expense			702,280		702,280
Stock options exercised	33,400,000	3,340	1,666,660		1,670,000
Net loss for 2009				(2,823,052)	(2,823,052)

Balance, December 31. 2009	115,297,000	$11,530	$4,998,421	$(4,054,601)	$955,350

Retirement of common shares	(29,050,000)	(2,905)	2,905		0
Issuance of warrants for financing			6,322,709		6,322,709
Issuance of commons stock for cash	54,000,000	5,400	2,334,600		2,340,000
Issuance of common stock for rent and services	347,150	34	135,818		135,852
Issuance of common stock under stock award	4,531,737	453	106,242		106,695
Stock option expense			1,574,301		1,574,301
Net loss for 2010				(12,211,247)	(12,211,247)

Balance, December 31, 2010	145,125,887	$14,512	$15,474,996	$(16,265,848)	$(776,340)

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Description of Business
WindTamer Corporation (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. The Company is a developer, manufacturer and supplier of wind turbines and custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems.

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

Accounts Receivable
Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, specific customer issues are reviewed to arrive at appropriate allowances. The allowance for doubtful accounts at December 31, 2010 and 2009 was $0 each year.

Inventory
Inventory consists primarily of parts and subassemblies for wind turbines and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s production operations to bring its products to a sellable state.  The inventory as of December 31, 2010 consists of raw materials amounting to $332,891 and work-in-process amounting to $187,750.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of December 31, 2010 and 2009, no such reserve is necessary.

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

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Intangible Assets
Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.  During the quarter ended June 30, 2010, the Company relocated its headquarters to a larger, more accessible location, and as a result, leasehold improvements from the previous location, totaling $86,765, were impaired, and charged to depreciation expense.  For the year ended December 31, 2009, and for the remainder of 2010, no other impairments were necessary.

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

Research and Development Costs
All costs related to research and development are expensed when incurred, unless these costs have an alternative future value to research and development – if so they are capitalized.  Research and development costs consist of expenses to install and test turbine prototypes and test units, and to enhance the turbine current design, as well as costs associated with the development of the Company’s power on demand system.  Specifically, these costs consist of labor and manufacturing materials, consultants and test facility costs.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50.  Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement, or vesting period, whichever is shorter.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010 there were 5,910,000 stock options, and 29,840,000 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company exited development stage during the quarter ended September 30, 2010 and had recognized minimal revenues prior to that date. Since its formation, the Company has incurred a cumulative net loss of $16,265,848.  The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

From 2007 through 2009, the Company raised approximately $1.8 million through multiple private placement offerings at varying prices.  The Company yielded $1.67 million from the exercise of 33.4 million stock options for the year ended December 31, 2009.  During 2010, the Company sold 54 million shares of common stock which provided $2.34 million of working capital.  Additionally, the Company established a $1.0 million line of credit with First Niagara Bank on April 26, 2010.  During March, 2011, the Company raised $0.9 million through private placement sales of units that included shares of commons stock and warrants to purchase common stock.  This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of

	December 31, 2010	December 31, 2009
Property and equipment
Equipment	140,444	$44,360
Leasehold Improvements	1,950	76,213
Furniture and fixtures	40,785	30,436
Software	54,594	40,308
Product Tooling	49,034	0
Total property and equipment before accumulated depreciation	286,807	191,317

Less accumulated depreciation	(65,018)	(16,208)
Total property and equipment	221,789	175,109

Intangible assets
Patents	34,862	34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(4,050)	(2,110)
Total intangible assets	35,337	$37,277

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

The borrowings under the loan agreement are secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees are supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a former director of the Company, granted the guarantors the right to sell his shares in the Company in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. The total non-cash expense for this warrant issuance was recorded during the quarter ended June 30, 2010 and amounted to $6,235,000.  At December 31, 2010, 7,250,000 warrants have vested.

On December 31, 2010 borrowings under the line of credit amounted to $1,000,000, and interest in arrears since as of December 1, 2010 is $2,505.

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which called for a demand payment for interest of $10,976 due as of February 23, 2011 under the Company’s loan agreement. The notice provided that if the events of default were not cured by March 4, 2011, the Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements. The default was not cured by the Company by March 4, 2011. Pursuant to the loan agreement, the interest rate under the Line of Credit has increased by 6% to 9.25% as of the date of the notice. On March 12, 2011, the Company received a demand notice from First Niagara Bank, requiring payment of full indebtedness for principal and interest on the outstanding line of credit ($1,012,421) and for indebtedness on the credit card debt ($25,351) by March 17, 2011.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

See Item 1A, Risk Factors under the heading “We are in default of our Loan Agreement with our lender, and are not likely to have the ability to repay the outstanding indebtedness when due”.

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

In October of 2010, we concluded raising $1.5 million via private placements of our common stock. In November and December, 2010, we raised an additional $840,000 via private placements of units consisting of our common stock and warrants to purchase common stock.

During the year ended December 31, 2010, 211,302 shares of common stock were issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments, for rent totaling $37,771.

For the year ended December 31, 2010, total stock option expense amounted to $1,574,300, and 2,258,333 stock options were granted under the 2008 Equity Incentive Plan.

On December 13, 2010, the Board of Directors approved a plan whereby certain employees were issued restricted shares of stock in lieu of future salary cash payments. The employees forfeited salary over a twelve week period to purchase the common shares, which were valued at fair market value as of the date of grant.  The shares will vest fully on April 1, 2011, and the expense will be recorded over the requisite performance period. For the quarter ended December 31, 2010 an expense of $104,192 was recorded in conjunction with this award.

Note 6 – Stock Based Compensation

The Company has established the “2008 Equity Incentive Plan” which is a shareholder approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan originally provided for the issuance of up to 8,000,000 shares of common stock of which 1,000,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 8,000,000 to 16,000,000, and this amendment was approved by the Company’s shareholders at its Annual Meeting on April 28, 2010.

On March 10, 2010 the Board of Directors approved a change to the vesting of non-employee director stock options. Options granted to non-employee directors after March 10, 2010 will vest immediately upon grant and all outstanding options issued to non-employee directors prior to March 10, 2010 had their vesting date accelerated so that such options were immediately exercisable.  These amendments were approved by the shareholders at its Annual Meeting on April 28, 2010, and all shares granted to directors for 2010 vested as of April 28, 2010  The expense associated with this amounted to $370,406.

On May 17, 2010, the Board of Directors approved a modification to options held by all employees, directors and consultants, which had an exercise price greater than the closing price of the Company’s common stock on the OTCBB on May 17, 2010, were re-priced to equal the closing price of the common stock on the OTCBB as of May 17, 2010.  As a result, all such options were revalued based upon this new exercise price, which generated an additional expense of $166,045 for quarter ended June 30, 2010. For the year ended December 31, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $1,680,996 as compared to $1,011,030 for the year ended December 30, 2009.  This expense increased basic and diluted net loss per share by $.01 for the year ended December 31, 2010 (an increase of $.01 net loss per share for the year ended December 31, 2009).

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model.  Expected volatility is based upon a weighted average historical volatility of the Company’s stock, and that of peer companies operating in a similar industry.   The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options was based on its term.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Year ended
	December 31, 2010	December 31, 2009
Expected dividend yield	0%	0%
Expected stock price volatility	50-105%	40-50%
Risk-free interest rate	2.49-4.06%	1.14-3.85%
Expected life of options	0.3-9.8Years	3-10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,661,667	$.72
Options granted during 2010	2,258,333	$.27
Options expired/cancelled during 2010	1,010,000	$.10

Outstanding at December, 2010	5,910,000	$.28	8.4	$36,000
Exercisable at December 31, 2010	3,245,000	$.29	8.1	$18,000

The weighted average fair value of options granted during twelve months ended December 31, 2010 was approximately $.27, as adjusted for the revaluation of options approved by the Board of Directors on May 17, 2010. ($.46 for the twelve months ended December 31, 2009).   During the twelve months ended December 31, 2010, 2,258,333 options were granted, 1,010,000 expired or were cancelled, and no options were exercised. There were no options vested, however 33,400,000 options were exercised and 1,225,000 options were cancelled for the twelve months ended December 31, 2009.  On May 17, 2010, the Board of Directors approved a modification to reset the exercise price all outstanding options which had an exercise price greater than the closing of the Company’s common stock on the OTCBB on May 17, 2010.  The modified price of the options was the closing price of the Company’s common stock price on the OTCBB on May 17, 2010.

On December 13, 2010, the Board approved a restricted stock award to certain employees in lieu of future salary cash payments. The employees forfeited salary over a twelve week period to purchase common shares, which were valued at fair market value as of the date of grant. Shares fully vest on April 1, 2011.

The table below summarizes the status of the Company’s restricted stock awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2009	25,000	$.45
Vested – January 5, 2010	(25,000)	$.45
Awarded – December 13, 2010	4,506,737	$.14
Non-vested at December 31, 2010	4,506,737	$.14

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate expense associated with the December 13, 2010 restricted stock award is $630,943, which will be recognized over the requisite period through April 1, 2011. ($104,192 was expensed in 2010)

Note 7 – Warrants

Management has valued warrants at their date of issue utilizing the Black Scholes Option Pricing Model.   The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life.  The expected life of warrants used was based on the term of the warrant.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Year ended
December 31, 2010
Expected dividend yield	0%
Expected stock price volatility	86-102%
Risk-free interest rate	2.80-4.36%
Expected life of warrants	9.3-10 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	0
Warrants granted during 2010	29,840,000	$.26
Warrants expired/cancelled during 2010	0

Outstanding at December, 2010	29,840,000	$.26	9.3	$0
Exercisable at December 31, 2010	7,250,000	$.25	9.3	$0

The weighted average fair value of warrants issued during twelve months ended December 31, 2010 was approximately $.26.   During the year ended December 31, 2010, 7,250,000 warrants vested, none expired or were cancelled, and no warrants were exercised.

Note 8 – Consulting Agreement

On May 24, 2010 the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s wind turbine system.  This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’s turbine test sites.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 200,000 stock options, vesting over a one-year period.  During the year ended December 31, 2010, the Company expensed $25,754 relating to options awarded to him.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted turbine. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 110,000 stock options vesting over a three-year period. The Company expensed $1,895 relating to these options for the year ended December 31, 2010.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9 – Related Party Transactions

Certain services were provided to the Company by immediate family members of a director / shareholder of the Company.  These services relate to inventory production, leasehold improvements, research and development efforts and administrative wages and amounted to $71,446 for the year ended December 31, 2010, compared to $238,095 for the year ended December 31, 2009.  As of December 31, 2010, there were no payments due to these related parties ($60,496 at December 31, 2009).

Note 10 – Commitments and Contingencies

Employment Agreements
As of December 31, 2009, the Company had entered into employment agreements with various members of management.  These employment agreements have three-year terms with the Company’s option to extend employment for a fourth year, expiring at various dates from July 14, 2012 to December 28, 2012.  Annual compensation required under these agreements includes base salary aggregating approximately $800,000, as well as annual bonuses based on achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.

As of March 31, 2010, the Company had entered into employment agreements with two additional members of management.  These agreements each have a three-year term with the Company’s option to extend employment to a fourth year.

On May 16, 2010, one of executive officers covered by an employment agreement was terminated for good cause, and accordingly will not be eligible for salary continuation benefits as outlined in his employment agreement.

Annual compensation under all agreements in place as of December 31, 2010 amounts to $872,000.

Operating Lease
On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expires October 31, 2011 with a two-year renewal option.  In June, 2010, the Company relocated its headquarters from Geneseo, New York to Rochester, New York into a larger, more easily accessible location.  Inventory warehousing space and assembly capabilities at the Geneseo facility were neither large enough, nor flexible enough to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house research and development activities and administrative office space.  On January 27, 2011, the Company signed an agreement and mutual release with the landlord of the Geneseo facility, which provided for the issuance of 30,000 shares of the Company’s common stock to the landlord as settlement for the early termination of the lease.

In October, 2010, a lease was executed for the Rochester facility.  The lease term is from August, 2010 through July, 2015.  The first year of the lease term requires monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay their proportionate share of real estate taxes, and common area maintenance costs for the Rochester facility.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2011	$65,561
2012	$67,528
2013	$69,554
2014	$71,641
2015	$42,513

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warranty
During the year ended December 31, 2009 and for the year ended December 31, 2010, the Company entered into a number of sales orders for wind turbine units.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of December 31, 2010 amounted to $254,738 ($95,000 as of December 31, 2009) and have been included in customer deposits.  We expect to install the units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation.  The sales orders included product warranties for a six year period against defects in materials and workmanship.  The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data.  These estimates are reviewed quarterly and are updated as new information becomes available.  The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements.  As of December 31, 2010 and 2009, a warranty reserve totaling $50,690 and $0, respectively are included in the accrued liabilities section of the balance sheet.

Note 10 - Income Taxes

Following is a summary of the components giving rise to the income tax provision (benefit) for the periods ended December 31:

	Year ended
	2010	2009
Current	$–	$–
Deferred	(4,270,152)	(822,792)
Less increase in allowance	4,270,152	822,792
Net deferred	–	–
Total income tax provisions (benefit)	$–	$–

Individual components of the deferred tax asset are as follows as of December 31:

	Year ended
	2010	2009
Net operating loss carryforwards	$2,198,992	$734,185
Stock based compensation	3,079,389	278,969
Depreciation and amortization	289,345	284,421
Other	820	820
Total	5,568,546	1,298,396
Less valuation allowance	(5,568,546)	(1,298,396)
Net deferred tax assets	$–	$–

The Company has approximately $6,421,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income.  These carryforwards expire at various dates through 2030.  A portion of the net operating loss carryforward amounting to approximately $947,000, relates to tax deductions for stock awards vested, which are not included in the determination of the deferred tax assets above and will be recognized in accordance with ASC 718 when realized for tax purposes.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to offset the deferred tax assets.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the transactions discussed in Notes 5 and 6, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the value of ownership change. A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheet or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	Year ended
	2010	2009
Statutory United States federal rate	$(4,151,824)	$(959,837)
State income taxes net of federal benefit	(118,328)	(106,731)
Permanent differences, primarily resulting from stock compensation		243,776
Change in valuation reserves	4,270,152	822,792

Effective tax rate	0	0

Actual cash payments for taxes in 2010 were $25.  The Company received tax refunds of $162,944 associated with New York State Qualified Emerging Technology Company tax credits for the years ending December 31, 2009 ($132,002) and 2008 ($30,942).

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”), now ASC 740.  Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.  In addition, the Company did not have any material unrecognized tax benefits at December 31, 2010 or 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the year ended December 31, 2010 the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2007 -2010 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 11 – Subsequent Events

On January 27, 2011, the Company signed an agreement and mutual release with the landlord of the Geneseo, New York facility, which provides 30,000 shares of the Company’s common stock to the landlord as settlement for the early termination of the lease.

WINDTAMER CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement. The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements. The default was not cured by the Company by March 4, 2011. Pursuant to the loan agreement, the interest rate under the Line of Credit has increased by 6% to 9.25% as of the date of the notice. On  March 12, 2011, the Company  received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011. See Item 1A, Risk Factors under the heading “We are in default of our Loan Agreement with our lender, and are not likely to have the ability to repay the outstanding indebtedness when due”.

In March of 2011, the Company sold 53 “units” of common stock in a private placement that yielded $927,500. Each “unit” consists of 500,000 shares of the Company’s common stock, and a warrant to purchase 17, 500 shares of common stock at $.50 each.  The warrants fully vest two years from the date of the stock purchase and have a ten year term.