Form 10-Q
period 2011-03-31
WindTamer Corp
filed 2011-05-12
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, the Registrant had outstanding 172,317,726 shares common stock, $0.0001 par value.

WINDTAMER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes
WINDTAMER CORPORATION
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash	$698,107	$584,085
Accounts Receivable(less allowance for doubtful accounts of $0 at March 31, 2011 and December 31, 2010)	0	13,260
Prepaid expenses and other current assets	166,528	130,509
Inventory	607,657	520,641
Total current assets	1,472,292	1,248,495

Intangible assets, net	34,759	35,337

Property and equipment, net	203,513	221,789

Total assets	$1,710,564	$1,505,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$482,103	$731,263
Line of credit	0	1,000,000
Customer deposits	302,652	254,738
Accrued liabilities	372,670	295,960
Total current liabilities	1,157,425	2,281,961

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at March 31, 2011 or December 31, 2010	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 172,210,672 and 145,125,887 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	17,220	14,512
Additional paid-in capital	17,501,270	15,474,996
Deficit accumulated	(16,965,351)	(16,265,848)
Total stockholders' equity	553,139	(776,340)

Total liabilities and stockholders' equity	$1,710,564	$1,505,621

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010

Sales	$6,250

Cost of Goods Sold	228,583

Gross Loss	(222,333)

Operating Expenses/(Income):
Research and development expenses	360,221	$567,418

Selling, general and administrative expenses	1,108,556	680,189

Gain arising from debt extinguishment	(1,000,000)	0

Total expenses	468,777	1,247,607

Loss from operations	(691,110)	(1,247,607)
Non-operating revenue/(expense)
Interest income/(expense)	(8,393)	1,653
Net loss before income taxes	(699,503)	(1,245,954)
Income taxes	0	0
Net loss	$(699,503)	$(1,245,954)
Net loss per common share - basic and diluted	(.00)	(.01)
Weighted average number of common shares outstanding - basic and diluted	154,320,638	115,457,848

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION
Statements of Cash Flows(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Operating activities
Net loss	$(699,503)	$(1,245,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	24,988	13,021
Stock-based compensation	867,397	302,380
Financing fees- issuance of warrants, non-cash	114,887	0
Stock issued for services and rent	119,198	98,083
Extinguishment of line of credit debt	(1,000,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(36,019)	(65,196)
Decrease/(increase) in trade accounts receivable	13,260	(8,750)
Increase in inventory	(87,016)	(307,571)
Increase in customer deposits	47,914	129,438
(Decrease)/Increase in trade accounts payable and accrued liabilities	(172,450)	306,407

Net cash provided by/(used in) operating activities	(807,344)	(778,142)

Investing Activities
Acquisition of fixed assets	(6,134)	(35,847)
Net cash used in investing activities	(6,134)	(35,847)

Financing activities
Proceeds from issuance of common stock	927,500	0
Net cash provided by financing activities	927,500	0

Increase (decrease) in cash	114,022	(813,989)

Cash – beginning of period	584,085	1,027,977

Cash – end of period	$698,107	$213,988

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$0	$0
Interest Paid	$0	$0

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

Statement of Stockholders’ Equity

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2010	145,125,887	$14,512	$15,474,996	$(16,265,848)	$(776,340)
Issuance of common stock	26,500,000	$2,650	$924,850		$927,500
Issuance of common stock for rent and services	584,785	$58	$119,140		$119,198
Issuance of warrants with private placements			$114,887		$114,887
Stock option expense			$867,397		$867,397
Net loss for quarter				$(699,503)	$(699,503)
Balance, March 31, 2011	172,210,672	$17,220	$17,501,270	$(16,965,351)	$553,139

The accompanying notes are an integral part of the financial statements.

WINDTAMER CORPORATION

Notes toThe Financial Statements
Three-Month Period ended March 31, 2011
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

WindTamer Corporation (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. The Company is a developer, manufacturer and supplier of wind turbines and custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems. We have proposed to our shareholders a Company name change to Arista Power, Inc., subject to approval at our May 18, 2011 Annual Meeting of Shareholders. We believe that the name change better reflects our business as we have broadened our suite of products and have expanded our business to provide not only wind turbines, but also a wide range of renewable energy and power management systems for diverse applications.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K for the fiscal year ended December 31, 2010.

Method of Accounting

The accompanying financial statements have been prepared in accordance with GAAP.  WindTamer Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

The Company operated as a development stage enterprise until June 30, 2010, as substantially all of its efforts were planning, raising capital, research and development, and developing markets for its products. Effective July 1, 2010, the company exited development stage, as it shifted its efforts toward product commercialization and sale.  As a result, the financial statements of the Company are no longer prepared in accordance with the accounting and reporting principles prescribed by Accounting Standards Codification (ASC) 915, “Development Stage Entities”.

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

Inventory

Inventory consists primarily of parts and subassemblies for wind turbines, solar photovoltaic (“ PV”) systems and batteries, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of March 31, 2011 consisted of raw materials amounting to $431,657 and work-in-process amounting to $176,000. Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of March 31, 2011, no such reserve was necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the three months ended March 31, 2011, the Company impaired assets totaling $9,439, which had carrying values below the Company’s current capitalization limit. For the year ended December 31, 2010, the Company impaired leasehold improvements totaling $86,765 as a result of a moving its corporate headquarters from Geneseo, NY to a larger, more easily accessible location in Rochester, NY.

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

Research and Development Costs

All costs related to research and development are expensed when incurred, unless these costs have an alternative future value to research and development, in which case they are capitalized.  Research and development costs consist of expenses to install and test turbine prototypes, to enhance current turbine design, as well as costs associated with the development of the Company’s Power on Demand system.  Specifically, these costs consist of labor and manufacturing materials, consultants, and test facility costs.

Warranty Costs

The Company’s standard warranty on each wind turbine, solar system, and Power on Demand system sold, protects against defects in design, material and workmanship under normal use for up to a six-year period. Several warranties have specific additional terms and conditions.  The Company provides for estimated cost of warranties at the time the revenue is recognized.  Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on component parts, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements.

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

As of March 31, 2011 there were 6,943,000 stock options, and 30,767,500 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company exited development stage during the quarter ended September 30, 2010 and had recognized minimal revenues prior to that date. Since its formation, the Company has incurred a cumulative net loss of ($16,965,351).  The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

From 2007 through 2010, the Company raised approximately $4.1 million through multiple private placement offerings at varying prices.  The Company yielded $1.67 million from the exercise of 33.4 million stock options for the year ended December 31, 2009.  The Company established a $1.0 million line of credit with First Niagara Bank on April 26, 2010. On March 17, 2011, the Company received written notice from the guarantors of the loan agreement (two Company officers, and one shareholder) that the guarantors were required by First Niagara Bank to repay the $1.0 million principal balance of the Company’s working capital revolving line of credit.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  Other than accrued interest, and applicable fees, the Company has no other liability to the Lender under the line of credit. As a result of this debt extinguishment, the Company has recorded a non-cash $1.0 million gain during the three months ended March 31, 2011.

During March and May, 2011, the Company raised $927,500 and $245,000, respectively, through private placement sales of units that included shares of commons stock and warrants to purchase common stock.  This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

 Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of
	March 31, 2011	December 31, 2010
Property and equipment
Equipment	138,727	$140,444
Leasehold Improvements	1,950	1,950
Furniture and fixtures	38,950	40,785
Software	54,125	54,594
Product Tooling	49,945	49,034
Total property and equipment before accumulated depreciation	283,697	286,807

Less accumulated depreciation	(80,184)	(65,018)
Total property and equipment	$203,513	$221,789

Intangible assets
Patents	34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(4,628)	(4,050)
Total intangible assets	34,759	$35,337

During the three months ended March 31, 2011, the Company impaired assets totaling $9,439, which were at carrying values below the Company’s current capitalization level.

Note 4 – Debt

In April, 2010, the Company established a $1,000,000 line of credit with First Niagara Bank to provide the Company with liquidity.  The facility was secured by the guarantees of two officers of the Company and one shareholder of the Company. The line of credit interest rate was at prime rate, plus 0%, but at no time would the applicable interest rate be less than 3.25%.

The borrowings under the loan agreement were secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees were supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a former director of the Company, granted the guarantors the right to sell his shares of our common stock in the event they are required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. As of March 31, 2011, 7,250,000 warrants have vested.

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, could accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the Line of Credit had increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit, and accordingly, the Company recorded a $1.0 million gain on the extinguishment of the line of credit debt for the three months ending March 31, 2011.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability under the line of credit.

Note 5 – Stockholders’ Equity

During the three months ended March 31, 2011, approximately 420,000 shares of our common stock were issued in exchange for services totaling approximately $85,000 provided by several vendor for services which included 134,986 shares of our common stock issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments and 30,000 shares of our common stock issued to the Company’s former landlord as a settlement in lieu of future rental payment due him.

During March, 2011, the Company sold 53 “units” in a private placement that yielded $927,500, and in May, 2011 the Company raised $245,000 with the sale of 14 “units”. Each “unit” consisted of 500,000 shares of common stock, and a warrant to purchase 17,500 shares of common stock at $.50 per share. The warrants fully vest two years from the date of the stock purchase, and have a ten year term.

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

	Three Months ended	Three Months ended
	March 31, 2011	March 31, 2010

Expected dividend yield	0%	0%
Expected stock price volatility	50-105%	48.6%
Risk-free interest rate	1.14-4.2%	1.14-3.85%
Expected life of options	.02-9.82 Years	3-10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	5,910,000	$.28
Options granted during 2011	1,133,000	$.22
Options cancelled during 2011	(100,000)	$.29

Outstanding at March 31, 2011	6,943,000	$.27	8.54	$0
Exercisable at March 31, 2011	4,412,000	$.27	8.35	$0

The weighted average fair value of options granted during three months ended March 31, 2011 was approximately $.22 ($.73 for the three months ended March 31, 2010, which were subsequently adjusted on May 17, 2010, as the Board of Directors approved a modification to reset the exercise price of all options outstanding to the closing price of the Company’s common stock price on the OTCBB on May 17, 2010).   During the three months ended March 31, 2010, 1,133,000 options were granted, and 1,167,000 options vested. There were no options exercised for the quarters ending March 31, 2011 or 2010.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2011	4,506,737	$.14
Vested at March 31,2011	0	$.14

The aggregate expense associated with the restricted stock awards is $630,943, of which $520,962 was expensed in the three months ended March 31, 2011.  On March 30, 2011, the Board approved a change in the vesting date for certain employees from April 1, 2011 to August 1, 2011. A total of 1,119,388 shares vested on April 1, 2011, and the remaining 3,387,349 shares will vest on August 1, 2011. The expense associated with the restricted stock grants will be recorded over the remaining requisite period through April 1, 2011 or August 1, 2011, respectively.

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

Three months ended
March 31, 2011
Expected dividend yield	0%
Expected stock price volatility	86-102%
Risk-free interest rate	2.80-4.36%
Expected life of warrants	9.07-9.96 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	29,840,000	$.26
Warrants granted during 2011	927,500	$.50
Warrants expired/cancelled during 2011	0
Outstanding at March 31, 2011	30,767,500	$.26	9.12	$0
Exercisable at March 31, 2011	7,250,000	$.25	9.07	$0

The weighted average fair value of warrants issued during three months ended March 31, 2011 was $.50. During the three months ended March 31, 2011, and 2010, no warrants vested, expired or were cancelled, and no warrants were exercised.

Note 8 – Consulting Agreement

On May 24, 2010 the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s wind turbine system.   This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’s turbine test sites. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 200,000 stock options, vesting over a one-year period.  During the three months ended March 31, 2011, the Company expensed $4,275 relating to options awarded to him.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted turbine. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 110,000 stock options vesting over a three-year period. The Company expensed $3,911 relating to these options for the three months ended March 31, 2011.

Note 9 – Commitments and Contingencies

Employment Agreements

As of March 31, 2011, the Company has employment agreements in place with four members of management.  The contract terms were for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000, as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum of period of at least two years.  The agreements expire at varying times over the period from November 14, 2012 through March 1, 2013.

Operating lease

 On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expired October 31, 2011 with a two year renewal option.  In June, 2010, the Company relocated its headquarters from Geneseo, NY to Rochester, NY into a larger, more easily accessible location. Inventory warehousing space and assembly capabilities at the Geneseo facility were neither large enough, nor flexible enough to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house research and development activities and administrative office space. On January 27, 2011, the Company signed an agreement and mutual release with the landlord of the Geneseo facility, which provided for the issuance of 30,000 shares of the Company’s common stock as settlement for the early termination of the lease.

In October, 2010, a lease was executed for the Rochester facility.  The lease term is from August, 2010 through July, 2015.  The first year of the lease term requires monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay its proportionate share of real estate taxes, and common area maintenance costs for the Rochester facility.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2011	$65,561
2012	$67,528
2013	$69,554
2014	$71,641
2015	$42,513

Warranty

During the year ended December 31, 2010, and for the three months ended March 31, 2011, the Company entered into a number of sales orders for wind turbine units and for solar installations.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of March 31, 2011 amounted to $302,652 (the December 31, 2010 total was $254,738) and have been included in customer deposits.  We expect to install the units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation. The sales orders included product warranties for a six year period against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of March 31, 2011, the warranty reserve totals $76,793, and is reported in the accrued liabilities section of the balance sheet.

Note 9 –Income Taxes

The Company filed its 2010 New York State corporate income tax return during March, 2011, and anticipates a refund upon approval by state tax authorities in the amount of $233,634 for 2010, related to tax credits for being a Qualified Emerging Technology Company.  These refunds will be recognized when received by the Company.

Note 10- Subsequent event

During April, 2011, the Company issued 46,351 shares of common stock to four vendors, in lieu of payments on Accounts Payable totaling $8,745.  Subsequent to March 31, 2011, the Company issued 60,703 shares of common stock to the landlord in lieu of base rent payments. On May 10, 2011, the Company sold 14 “units” of common stock for $245,000.  Each “unit” consists of shares of common stock and warrants to purchase common stock for $0.50 per share.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited historical financial statements and the related notes and the other financial information included elsewhere in this report and in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

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

In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease its installation and manufacturing costs.  In the first half of 2010, we developed, sold and delivered our first mobile renewable energy system for testing and use by the U.S. Army.  During the second half of 2010, we developed and began to sell our Power on Demand energy storage system, the first of which was commissioned in the first quarter of 2011.  Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems and integrated into our Power on Demand system. During the first quarter of 2011, we installed, as part of a Power on Demand system, our first solar PV system.  In April, 2011, we received a multiple unit turbine order from a foreign distributor, and we received our second order for a Power on Demand system.

As of May 10, 2011, the Company’s current order backlog is approximately $900,000, which consists of orders for wind turbines, solar PV systems, and a Power on Demand system. Approximately $300,000 of this amount relates to orders booked prior to December 31, 2010.

Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began hiring our management team, and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications.  Other than the mobile renewable energy system that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® turbines.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease the cost to manufacture and install the turbine.

In fiscal 2010, we had revenues of $494,000 and an operating loss of $(12,211,000), as compared with no revenue in 2009 and operating loss of $(2,823,000) in fiscal 2009.   Of the $(12,211,000) and $(2,823,000) operating loss in fiscal 2010 and fiscal 2009, ($8,277,000) and ($1,117,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Our accumulated deficit as of December 31, 2011 was $(16,265,848).  During the three months ended March 31, 2011, we incurred losses of $(699,503) on revenues of $6,250.

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our WindTamer wind turbine, our mobile renewable energy system, our Power on Demand system, and our renewable power station, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development. The timing of our ability to generate a positive cash flow will be directly dependent on the way we are able to succeed in managing these factors.

We may require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations, we may continue to seek to raise additional capital to accelerate our growth or expand our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products.

Results of Operations

Results of Operations for Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010.

Revenues

During the quarter ended March 31, 2011, we reported revenues of $6,000 as compared with no sales for the quarter ending March 31, 2010, when we were operating as a development stage company, focusing purely on product development.  We have received deposits from customers totaling approximately $303,000 as of March 31, 2011.  We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and complete installations and inner-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling renewable solar and wind energy and power management, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended March 31, 2011, gross loss amounted to $222,000.  This is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only assembly and installation of wind turbines, solar products and Power on Demand systems, but also for troubleshooting customer issues, inventory management and maintaining day to day operations.  For the quarter ended March 31, 2010, as a development stage company, we focused our efforts on research and turbine design, and therefore had no sales revenue or related product cost of sales.

Research and Development

Research and development costs for the quarter ended March 31, 2011 totaled $360,000, a decrease of $207,000 or 37%, when compared to the quarter ended March 31, 2010. This decrease reflects the shift in the Company’s efforts as we moved from a development stage company in early 2010 to full-scale operations in mid-2010.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended March 31, 2011, were $1,109,000, an increase of $428,000, when compared to the quarter ended March 31, 2010.  The increase over the prior year was related to the non-cash expensing of restricted stock grants and the immediate vesting in 2011 of non-employee stock option grants to members of the Board of Directors.

Gain on Debt Extinguishment

The Company recorded a $1,000,000 non-cash gain for the quarter ended March 31, 2011, as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan. The Company has no obligation to the guarantors as of result of the guarantors’ repayment of the loan.

Depreciation and Amortization

Depreciation and amortization charges were $25,000 for the quarter ended March 31, 2011 compared to $13,000 during the quarter ended March 31, 2010 due to the increase in fixed assets purchased throughout 2010 to support full scale operations.

Other Income (Expense)

Interest expense for the quarter ended March 31, 2011 was $8,000 as a result of the borrowing activity on our line of credit.

Net Loss

We incurred net losses of $700,000 and $1,246,000 for the quarters ended March 31, 2011 and 2010, respectively. Results from the quarter ended March 31, 2011 are impacted by a $1.0 million non-cash debt extinguishment due to our line of credit default being settled by the guarantors of the loan, two officers and one shareholder.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $314,000 as compared to a working capital deficit of $125,000 as of March 31, 2010.  The increase in working capital resulted from the extinguishment of short term debt during the quarter ended March 31, 2011. On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, with whom the Company had established a $1.0 million working capital line of credit in April, 2010, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the Line of Credit  increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability under the line of credit.

In addition to our $1.0 million working capital loan, our principal source of liquidity has been through private placement offerings of our common stock. We completed a private placement in 2008, with proceeds of $907,000 (net proceeds were $880,742), the proceeds from a private placements conducted in 2009 for $816,000 (net proceeds were $799,658), the exercise of 33,400,000 stock options in 2009, which yielded $1,666,660. In June, 2010, the Board of Directors approved a $1.5 million private placement, $1,000,000 of which was raised in June, 2010, and the additional $500,000 was completed in November, 2010. In December, 2010, the Board of Directors approved the sale of 115 “units”, which included the sale of 500,000 shares of common stock, and a warrant to purchase up to 17,500 shares of common stock at $.50 per share. The warrant vests two years from the date of purchase, and has a ten year term. The Company sold 48 units, which yielded $840,000.  In March, 2011, an additional 53 units were sold for a total of $927,500, and in May, 2011, the remaining 14 units were sold for $245,000.

 We have utilized our private placement funds and our line of credit to establish our management team, further our research and product development by, among other things, increased product testing at both wind tunnel settings and at outside test sites, develop a Power on Demand system, and to purchase inventory to satisfy short term customer demand.

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

The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. Furthermore, our ability to raise additional capital may be made more difficult by a global financial crisis.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of March 31, 2011, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Item 1A of Part I of the Company’s 10-K filed with the Commission, for the fiscal year ended December 31, 2010, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During April, 2011, the Company issued 46,351 shares of common stock to four vendors, in lieu of payments on accounts payable totaling $8,745.  Subsequent to March 31, 2011, the Company issued 60,703 shares of common stock to the landlord in lieu of base rent payments.

On May 11, 2011, the Company sold 14 units of common stock, consisting of shares of common stock and warrants to purchase common stock for $0.50 each.  The Company raised $245,000 in this private placement offering, which was approved by the Board of Directors in December, 2010, and was completed with this sale.

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

May 12, 2011
	By:	/s/ WILLIAM A. SCHMITZ
	Name:	William A. Schmitz
	Title:	President and Chief Executive Officer