Form 10-Q
period 2011-06-30
Arista Power, Inc.
filed 2011-08-12
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-53510

 ARISTA POWER, INC.
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

As of August 10, 2011, the Registrant had outstanding 227,426,215 shares common stock, $0.0001 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER,  INC.
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$105,785	$584,085
Accounts Receivable(less allowance for doubtful accounts of $0 at June 30, 2011 and December 31, 2010)	15,313	13,260
Prepaid expenses and other current assets	246,795	130,509
Inventory	555,920	520,641
Total current assets	923,813	1,248,495

Intangible assets, net	34,181	35,337

Property and equipment, net	199,208	221,789

Total assets	$1,157,202	$1,505,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$540,486	$731,263
Line of credit	0	1,000,000
Customer deposits	224,679	254,738
Accrued liabilities	443,736	295,960
Total current liabilities	1,208,901	2,281,961

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at June 30, 2011 or December 31, 2010	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; 179,360,831 and 145,125,887 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	17,935	14,512
Additional paid-in capital	17,881,504	15,474,996
Deficit accumulated	(17,951,138)	(16,265,848)
Total stockholders' equity	(51,699)	(776,340)

Total liabilities and stockholders' equity	$1,157,202	$1,505,621

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Sales	$193,729		$199,979
Cost of Goods Sold	420,630		649,213
Gross Loss	(226,901)		(449,234)
Operating Expenses/(Income):
Research and development expenses	258,683	$878,222	618,905	$1,445,640
Selling, general and administrative expenses	500,242	7,540,960	1,608,797	8,221,149
Gain arising from debt extinguishment	0	0	(1,000,000)	0
Total expenses	758,925	8,419,182	1,227,702	9,666,789
Loss from operations	(985,826)	(8,419,182)	(1,676,936)	(9,666,789)
Non-operating revenue/(expense)
Interest income/(expense)	39	(2,454)	(8,354)	(801)
Net loss before income taxes	(985,787)	(8,421,636)	(1,685,290)	(9,667,590)
Income taxes	0	0	0	0
Net loss	$(985,787)	$(8,421,636)	$(1,685,290)	$(9,667,590)
Net loss per common share - basic and diluted	(.01)	(.09)	(.01)	(.09)
Weighted average number of common shares outstanding - basic and diluted	176,989,768	93,074,515	165,655,203	104,266,181

The accompanying notes are an integral part of the financial statements.

ARISTA POWER,  INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Operating activities
Net loss	$(1,685,290)	$(9,667,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	53,965	106,156
Stock-based compensation	934,753	1,136,827
Financing fees- issuance of warrants, non-cash	156,047	6,235,000
Stock issued for services and rent	146,631	98,083
Extinguishment of line of credit debt	(1,000,000)	0
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other current assets	(116,286)	42,544
(Increase) in trade accounts receivable	(2,053)	0
Increase in inventory	(35,279)	(851,475)
(Decrease)/increase in customer deposits	(30,059)	159,907
(Decrease)/Increase in trade accounts payable and accrued liabilities	(43,001)	803,611

Net cash provided by/(used in) operating activities	(1,620,572)	(1,936,937)

Investing Activities
Acquisition of fixed assets	(30,228)	(75,566)
Net cash used in investing activities	(30,228)	(75,566)

Financing activities
Proceeds from issuance of common stock	1,172,500	1,000,000
Borrowings on line of credit, net of repayments	0	9,302
Net cash provided by financing activities	1,172,500	1,009,302

Increase (decrease) in cash	(478,300)	(1,003,201)

Cash – beginning of period	584,085	1,027,977

Cash – end of period	$105,785	$24,776

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$0	$0
Interest Paid	$12,421	$2,454

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2010	145,125,887	$14,512	$15,474,996	$(16,265,848)	$(776,340)
Issuance of common stock	26,500,000	$2,650	$924,850		$927,500
Issuance of common stock for rent and services	584,785	$58	$119,140		$119,198
Issuance of warrants with private placements			$114,887		$114,887
Stock option expense			$867,397		$867,397
Net loss for quarter				$(699,503)	$(699,503)

Balance, March 31, 2011	172,210,672	$17,220	$17,501,270	$(16,965,351)	$553,139

Issuance of common stock	7,000,000	$700	$244,300		$245,000
Issuance of common stock for rent and services	150,159	$15	$27,418		$27,433
Issuance of warrants with private placements			$41,160		$41,160
Stock option expense			$67,356		$67,356
Net loss for quarter				$(985,787)	$(985,787)

Balance, June 30, 2011	179,360,831	$17,935	$17,881,504	$(17,951,138)	$(51,699)

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to The Financial Statements
Six-Month Period ended June 30, 2011
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Arista Power, Inc. (the “Company” or Arista Power) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. In May 2011, the Company changed its name to Arista Power, Inc.  The name change more accurately reflects the broadening of the Company’s focus beyond the WindTamer® brand and entry into areas within the energy storage and power management industries.  The Company is a developer, manufacturer, and supplier of energy storage systems, power management systems, and wind turbines, and a supplier of solar energy systems.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three and six-month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the WindTamer Corporation Form 10-K for the fiscal year ended December 31, 2010.

Method of Accounting

The accompanying financial statements have been prepared in accordance with GAAP.  Arista Power, Inc. maintains its books and prepares its financial statements on the accrual basis of accounting.

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

Inventory

Inventory consists primarily of parts and subassemblies for wind turbines, solar photovoltaic (“PV”) systems, and batteries, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of June 30, 2011 consisted of raw materials amounting to $384,420 and work-in-process amounting to $171,500. Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of June 30, 2011, no such reserve was necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the six months ended June 30, 2011, the Company impaired assets totaling $17,453. For the year ended December 31, 2010, the Company impaired leasehold improvements totaling $86,765 as a result of a moving its corporate headquarters from Geneseo, New York to a larger location in Rochester, New York.

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

Research and Development Costs

All costs related to research and development are expensed when incurred, unless these costs have an alternative future value to research and development, in which case they are capitalized.  Research and development costs consist of expenses to enhance the WindTamer® wind turbine design, and costs associated with the development of the Company’s Power on Demand system, including an integral part of the Power on Demand system, the inverter, and a Mobile Renewable Power Station.  Specifically, these costs consist of labor, materials, and consulting.

Warranty Costs

The Company’s standard warranty on each Power on Demand system, wind turbine, and solar system sold protects against defects in design, material, and workmanship under normal use for varying periods, based upon the product sold. Several warranties have specific additional terms and conditions.  The Company provides for estimated cost of warranties at the time the revenue is recognized.  Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on component parts, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements.

Stock-Based Compensation

The Company accounts for stock option awards granted under the Company’s Equity Incentive Plan in accordance with ASC 718. Under ASC 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards.  Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture.  The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

As of June 30, 2011 there were 6,713,000 stock options and 31,012,500 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company exited development stage during the quarter ended September 30, 2010 and had recognized minimal revenues prior to that date. Since its formation, the Company has incurred a cumulative net loss of ($17,951,138). The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

From 2007 through 2010, the Company raised approximately $4.1 million through multiple private placement offerings at varying prices.  The Company yielded $1.67 million from the exercise of 33.4 million stock options for the year ended December 31, 2009.  The Company established a $1.0 million line of credit with First Niagara Bank on April 26, 2010. On March 17, 2011, the Company received written notice from the Guarantors of the loan agreement (two Company officers and one shareholder) that the Guarantors were required by First Niagara Bank to repay the $1.0 million principal balance of the Company’s line of credit.  The Company has no liability to the Guarantors as a result of the repayment by the Guarantors of the line of credit.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability to the Lender under the line of credit. As a result of this debt extinguishment, the Company recorded a $1.0 million non-cash gain during the three months ended March 31, 2011.

During March, May, July and August 2011, the Company raised $927,500, $245,000, $1,295,000 and $385,000, respectively, through private placement sales of “units” that included shares of commons stock and a warrant to purchase common stock. This working capital is not expected to be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of
	June 30, 2011	December 31, 2010
Property and equipment
Equipment	$145,320	$140,444
Leasehold Improvements	1,950	1,950
Furniture and fixtures	38,950	40,785
Software	71,625	54,594
Product Tooling	49,946	49,034
Total property and equipment before accumulated depreciation	307,791	286,807

Less accumulated depreciation	(108,583)	(65,018)
Total property and equipment	$199,208	$221,789

Intangible assets
Patents	$34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(5,206)	(4,050)
Total intangible assets	$34,181	$35,337

During the six months ended June 30, 2011, the Company impaired assets totaling $17,453.

Note 4 – Debt

In April 2010, the Company established a $1.0 million line of credit with First Niagara Bank to provide the Company with liquidity.  The facility was secured by the guarantees of two officers of the Company and one shareholder of the Company. The line of credit interest rate was at prime rate, plus 0%, but at no time would the applicable interest rate be less than 3.25%.

The borrowings under the loan agreement were secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees were supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a former director of the Company, granted the guarantors the right to sell 20,000,000 of his shares of our common stock in the event they were required to pay under the guarantees.  Mr. Brock pledged his 20,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. As of June 30, 2011, 14,500,000 of these warrants have vested.

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, could accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit had increased by 6% to 9.25% as of the date of the notice.  On March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit, and accordingly, the Company recorded a $1.0 million gain on the extinguishment of the line of credit debt during the three months ending March 31, 2011.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability under the line of credit.

Note 5 – Stockholders’ Equity

During the six months ended June 30, 2011, approximately 735,000 shares of our common stock, totaling approximately $147,000, were issued to several vendors in exchange for services which included 224,000 shares of our common stock issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments and 30,000 shares of our common stock issued to the Company’s former landlord as a settlement in lieu of future rental payment.

During March 2011, the Company sold 53 “units” in a private placement that yielded $927,500, and in May 2011, the Company raised $245,000 with the sale of 14 “units”.  In a July 2011 private placement, the Company sold 74 “units”, which yielded $1,295,000, and in August 2011 the Company sold an additional 22 “units” for $385,000. Each unit consisted of 500,000 shares of common stock, and a warrant to purchase 17,500 shares of common stock at $.50 per share. The warrants fully vest two years from the date of the unit purchase, and have a ten-year term.

Note 6 – Stock Based Compensation

The Company has established the 2008 Equity Incentive Plan, which is a shareholder-approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan originally provided for the issuance of up to 8,000,000 shares of common stock of which 1,000,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 8,000,000 to 16,000,000, and this amendment was approved by the Company’s shareholders at its Annual Meeting on April 28, 2010.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the quoted price for the Company’s shares on the OTCBB was used to value the underlying shares.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry.   The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Expected dividend yield	0%	0%
Expected stock price volatility	97-98%	86%
Risk-free interest rate	3.91-4.20%	1.14-4.06%
Expected life of options	3.0-9.9 Years	1.5-10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	5,910,000	$.28
Options granted during 2011	1,208,000	$.22
Options cancelled during 2011	(405,000)	$.28

Outstanding at June 30, 2011	6,713,000	$.27	8.50	$0
Exercisable at June 30, 2011	4,297,000	$.27	8.42	$0

The weighted average fair value of options granted during six months ended June 30, 2011 was approximately $.22 ($.42 for the six months ended June 30, 2010).   During the six months ended June 30, 2010, 1,583,333 options were granted, and no options vested or expired. There were no options exercised for the six months ending June 30, 2011 or 2010.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2011	4,506,737	$.14
Vested at June 30, 2011	1,119,388	$.14

The aggregate expense associated with the restricted stock awards is $630,943, of which $104,192 was expensed in 2010 and $525,636 was expensed during the six months ended June 30, 2011.  On March 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to August 1, 2011. On July 29, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to change the vesting date of these restricted shares to March 1, 2012.  A total of 1,119,388 shares vested on April 1, 2011, and the remaining 3,387,349 shares are scheduled to vest on March 1, 2012. The expense associated with the restricted stock grants has been recorded over the remaining requisite period through April 1, 2011 or March 1, 2012, respectively.

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

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Expected dividend yield	0%	0%
Expected stock price volatility	97-98%	86%
Risk-free interest rate	3.95-4.24%	4.36%
Expected life of warrants	8.8-9.9 years	9.8 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	29,840,000	$.26
Warrants granted during 2011	1,172,500	$.50
Warrants expired/cancelled during 2011	0
Outstanding at June 30, 2011	31,012,500	$.27	8.9	$0
Exercisable at June 30, 2011	14,500,000	$.25	8.8	$0

The weighted average fair value of warrants issued during six months ended June 30, 2011 was $.50 ($.25 for the six months ended June 30, 2010).   During the six months ended June 30, 2011, 7,250,000 warrants vested, none expired, were cancelled, or were exercised. During the six months ended June 30, 2010, no warrants had vested, nor were any expired or cancelled.

Note 8 – Consulting Agreements

On May 24, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s ducted wind turbines.   This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’ s wind turbine test sites. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 200,000 stock options, vesting over a one-year period.  During the six months ended June 30, 2011, the Company expensed $6,746 relating to options awarded to the consultant.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted wind turbines. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 110,000 stock options vesting over a three-year period. The Company expensed $7,822 relating to these options for the six months ended June 30, 2011.

Note 9 – Commitments and Contingencies

Employment Agreements

As of June 30, 2011, the Company has employment agreements in place with five members of senior management.  The terms of the agreements are for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000, as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.  The agreements expire at varying times over the period from November 14, 2012 through March 1, 2013.

Operating Lease

On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expired October 31, 2011 with a two year renewal option.  In June 2010, the Company relocated its headquarters from Geneseo, New York to Rochester, New York into a larger location. Inventory, warehousing, and assembly space at the Geneseo facility was neither large enough, nor flexible enough, to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house research and development activities and administrative office space. On January 27, 2011, the Company signed an agreement and mutual release with the landlord of the Geneseo facility, which provided for the issuance of 30,000 shares of the Company’s common stock as settlement for the early termination of the lease.

In October 2010, a lease was executed for the Rochester facility.  The lease term is from August 2010 through July 2015.  The first year of the lease term requires monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay its proportionate share of real estate taxes and common area maintenance costs for the Rochester facility.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2011 2012 2013 2014 2015	$65,561 $67,528 $69,554 $71,641 $42,513
Warranty

During the year ended December 31, 2010, and for the six months ended June 30, 2011, the Company entered into a number of sales orders for Power on Demand systems, wind turbine units and for solar installations.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of June 30, 2011 amounted to $224,679 (the December 31, 2010 total was $254,738) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of June 30, 2011, the warranty reserve totals $95,308, and is reported in the accrued liabilities section of the balance sheet.

Note 10 – Income Taxes

The Company filed its 2010 New York State corporate income tax return during March 2011, and anticipates a refund upon approval by state tax authorities in the amount of $233,634 for 2010, related to tax credits for being a Qualified Emerging Technology Company.  These refunds will be recognized when received by the Company.

Note 11 - Subsequent Event

Subsequent to June 30, 2011, the Company issued 65,385 shares of common stock to the landlord in lieu of base rent payments. In July 2011, the Company sold 74 “units”, primarily to the Company’s officers and directors, for an aggregate purchase price of $1,295,000. In August, an additional 22 “units” were sold for an aggregate purchase price of $385,000.   Each “unit” consists of 500,000 shares of common stock and a ten-year warrant to purchase 17,500 shares of common stock for $0.50 per share.

Note 12 - Recent Accounting Pronouncements

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

Company Overview

We are a developer, manufacturer, and supplier of energy storage systems, power management systems, and wind turbines, and a supplier of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells, and the electric grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology, that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who are subject to peak usage pricing.  We also sell a Mobile Renewable Energy Station that generates wind and solar energy to an onboard storage unit for military and other applications, and a Renewable Power Station that is a scalable system that can be containerized and drop-shipped to the end-user and assembled onsite at off-grid locations to be used as a “micro-grid”.  Our diffuser-augmented WindTamer® wind turbine utilizes a patented technology for the production of electrical power.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation.  On March 2, 2011, our Board of Directors approved changing our name to Arista Power, Inc., which was approved by our shareholders at our Annual Meeting of Shareholders held on May 18, 2011.  Our name change reflects management’s decision to broaden our focus beyond wind turbines into a wider range of power solutions, with an expanded suite of products and services.   Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York.  Our website address is www.aristapower.com.

The WindTamer® wind turbine was invented in 2002, and in 2003 a patent was issued for the WindTamer® wind turbine technology.  From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® wind turbine prototypes.  In the fourth quarter of 2009, we began selling our wind turbines.

In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued research and development efforts on our WindTamer® wind turbine in order to increase the power production of the wind turbine and to decrease its installation and manufacturing costs.

In the first half of 2010, we developed and sold our first Mobile Renewable Power Station for testing and use by the U.S. Army, which was delivered in August 2010.

During the second half of 2010, we developed and began to sell our Power on Demand energy management system, the first of which was commissioned in the first quarter of 2011.  Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems and integrated into our Power on Demand system. During the first quarter of 2011, we installed, as part of a Power on Demand system, our first solar PV system.  In April 2011, we received a multiple unit wind turbine order from a foreign distributor, and we received our second order for a Power on Demand system.  In June 2011, the Company received its third order for a Power on Demand system, and an order from the Federal Bureau of Investigation (FBI) for a Mobile Renewable Power Station (MRPS), which sells in the low six figure range.

As of August 5, 2011, the Company’s current order backlog is approximately $1,230,000, which consists of orders for several Power on Demand systems, a Mobile Renewable Power Station, wind turbines, and solar PV systems. Approximately $267,000 of this amount relates to orders booked prior to December 31, 2010.

Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® wind turbine prototypes.  In the fourth quarter of 2009, we began hiring our management team and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications.  Other than the Mobile Renewable Power Station that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® wind turbines.  Throughout 2010, we also continued research and development efforts on our WindTamer® wind turbine in order to increase the power production of the wind turbine and to decrease the cost to manufacture and install the wind turbine. Our focus thus far in 2011 has been on refining the Power on Demand system to increase system efficiencies, as well as on the development of an inverter which is an integral part of the Power on Demand system, and the continued development of the Mobile Renewable Power Station.

In fiscal 2010, we had revenues of $494,000 and an operating loss of $(12,211,000), as compared with no revenue in 2009 and operating loss of $(2,823,000) in fiscal 2009.   Of the $(12,211,000) and $(2,823,000) operating loss in fiscal 2010 and fiscal 2009, ($8,277,000) and ($1,117,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Our accumulated deficit as of December 31, 2011 was $(16,265,848).  During the six months ended June 30, 2011, we incurred losses of $(1,685,290), including non-cash expenses of approximately $300,000, on revenues of $199,979.

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our Power on Demand system, our Mobile Renewable Power Station, our Renewable Power Station, and our WindTamer® wind turbines, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development. The timing of our ability to generate a positive cash flow will be directly dependent on the way we are able to succeed in managing these factors.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010.

Revenues

During the quarter ended June 30, 2011, we reported revenues of $194,000 as compared with no sales for the quarter ending June 30, 2010, when we were operating as a development stage company focusing on product development.  We have received deposits from customers totaling approximately $225,000 as of June 30, 2011.  We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and complete installations and inner-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended June 30, 2011, gross loss amounted to $227,000.  This is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only assembly and installation of wind turbines, solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations.  For the quarter ended June 30, 2010, as a development stage company, we focused our efforts on research and turbine design, and therefore had no sales revenue or related product cost of sales.

Research and Development

Research and development costs for the quarter ended June 30, 2011 totaled $259,000, a decrease of $620,000 or 71%, when compared to the quarter ended June30, 2010. This decrease reflects the shift in the Company’s efforts as we moved from a development stage company during the first half of 2010 to full-scale operations on July 1, 2010.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended June 30, 2011, were $500,000, a decrease of $7,041,000, when compared to the quarter ended June 30, 2010.  The decrease over the prior year was related primarily to the non-recurring non-cash financing costs associated with the guarantee of the Company’s line of credit in 2010.

Depreciation and Amortization

Depreciation and amortization charges were $29,000 for the quarter ended June 30, 2011, compared to $93,000 during the quarter ended June 30, 2010 at which time we impaired leasehold improvements relating to our former headquarters in Geneseo, New York.

Other Income (Expense)

Interest income for the quarter ended June 30, 2011 was nominal, as compared to and expense of $2,000 for the quarter ended June 30, 2010, which related to borrowing activity on our line of credit.

Net Loss

We incurred net losses of $986,000 and $8,422,000 for the quarters ended June 30, 2011 and 2010, respectively. Results from the quarter ended June 30, 2010 reflect several non-cash expenses totaling $6.7 million relating primarily to financing costs on the Company’s line of credit agreement established in April, 2010.

Results of Operations for Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

Revenues

During the six months ended June 30, 2011, we reported revenues of $200,000 as compared with no sales for the six months ending June 30, 2010, when we were operating as a development stage company, focusing on product development.  We have received deposits from customers totaling approximately $225,000 as of June 30, 2011.  We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and complete installations and inner-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the six months ended June 30, 2011, gross loss amounted to $449,000.  This is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only assembly and installation of wind turbines, solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations.  For the six months ended June 30, 2010, as a development stage company, we focused our efforts on research and development of our wind turbine design, and therefore had no sales revenue or related product cost of sales.

Research and Development

Research and development costs for the six months ended June 30, 2011 totaled $619,000, a decrease of $827,000 or 57%, when compared to the six months ended June 30, 2010. This decrease reflects the shift in the Company’s efforts as we moved from a development stage company in the first half of 2010 to full-scale operations on July 1, 2010.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the six months ended June 30, 2011, were $1,609,000, a decrease of $6,612,000, when compared to the six months ended June 30, 2010.  The decrease over the prior year was related primarily to the non-recurring, non-cash financing costs associated with the guarantee of the Company’s line of credit in 2010.

Gain on Debt Extinguishment

The Company recorded a $1,000,000 non-cash gain for the six months ended June 30, 2011, as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan. The Company has no obligation to the guarantors as of result of the guarantors’ repayment of the loan.

Depreciation and Amortization

Depreciation and amortization charges were $54,000 for the six months ended June 30, 2011, compared to $106,000 during the six months ended June 30, 2010 as a result of the impairment of leasehold improvements relating to our former headquarters in Geneseo, New York in 2010, offset by increases due to new fixed asset additions in 2011.

Other Income (Expense)

Interest expense for the six months ended June 30, 2011 was $8,000 as compared to $1,000 for the six months ended June 30, 2010, which related to borrowing activity on our line of credit.

Net Loss

We incurred net losses of $1,685,000 and $9,668,000 for the six months ended June 30, 2011 and 2010, respectively. Results from the six months ended June 30, 2010 reflect several non-cash expenses totaling $6.7 million relating primarily to financing costs on the Company’s line of credit agreement established in April 2010 .

Liquidity and Capital Resources

As of June 30, 2011, we had working capital deficit of $285,000 as compared to a working capital deficit of $424,000 as of June 30, 2010.  The increase in working capital resulted from the extinguishment of short term debt during the six months ended June 30, 2011, offset by the net loss generated from operations.  On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, with whom the Company had established a $1.0 million working capital line of credit in April 2010, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit was increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability under the line of credit.

In addition to our $1.0 million working capital loan, our principal source of liquidity has been through private placement offerings of our common stock and warrants to purchase common stock. We completed a private placement in 2008 with proceeds of $907,000 (net proceeds were $880,742), and we received proceeds from a private placement conducted in 2009 for $816,000 (net proceeds were $799,658), and we received $1,666,660 from the exercise of 33,400,000 stock options in 2009. In June 2010, the Board of Directors approved a $1.5 million private placement offering, $1,000,000 of which was raised in June 2010, and the additional $500,000 was completed in November 2010. In December 2010, the Board of Directors approved the sale of 115 “units”, with each “unit” consisting of 500,000 shares of common stock, and a warrant to purchase up to 17,500 shares of common stock at $.50 per share. The warrant vests two years from the date of purchase, and has a ten-year term. The Company sold 48 “units” in December 2010, which yielded $840,000.  In March 2011, an additional 53” units” were sold for a total of $927,500, and in May 2011, the remaining 14 “units” were sold for $245,000. In May 2011, our Board of Directors approved a similar private placement offering plan to sell up to 115 “units”, and in July 2011, 74 “units” were sold, primarily to Officers and Directors that yielded $1,295,000.  In August 2011 an additional 22 “units” were sold for $385,000.  Costs associated with these private placements were minimal.

We have utilized our funds to form our management team, purchase inventory to satisfy short term customer demand, and to further our research and product development by, among other things, product testing at both wind tunnel settings and at outside test sites.  In addition, we have used resources to develop and test our Power on Demand system and our Mobile Renewable Power Station.  We have also utilized funds to develop and launch marketing for our Company initiative to focus into broader applications of renewable energy and power management, including, but not limited to, our Power on Demand system and Mobile Renewable Power Station.

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

Critical Accounting Policies

As of June 30, 2011, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During July and August 2011, the Company issued 65,385 shares of common stock to the landlord in lieu of base rent payments.

In July 2011, the Company sold 74 “units” of common stock for an aggregate purchase price of $1,295,000, with each “unit” selling for $17,500 and consisting of 500,000 shares of common stock and a warrant to purchase 17,500 shares common stock for $0.50 per share.  This private placement of units was approved by the Board of Directors in May 2011 as part of an approval to sell up to 115 “units”.  In August 2011, the Company sold an additional 22 “units”, for an aggregate purchase price of $385,000.  Costs associated with these private placements were minimal.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None

Item 6.
(a)	Exhibits:

	10.1	Form of Subscription Agreement between Arista Power, Inc. and certain Subscribers of Units.

	10.2	Form of Warrant Agreement between Arista Power, Inc. and certain holders of warrants.

	10.3	Form of Lock-Up Agreement between Arista Power, Inc. and certain officers and directors of Arista Power, Inc.

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

August 12, 2011
	By:	/s/ WILLIAM A. SCHMITZ
William A. Schmitz
President and Chief Executive Officer