Form 10-Q
period 2011-09-30
Arista Power, Inc.
filed 2011-11-10
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, the Registrant had outstanding 227,555,890 shares common stock, $0.0001 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER,  INC.
Balance Sheets

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets
Cash	$870,908	$584,085
Accounts Receivable(less allowance for doubtful accounts of $0 at September 30, 2011 and December 31, 2010)	123,522	13,260
Prepaid expenses and other current assets	235,929	130,509
Inventory	399,167	520,641
Total current assets	1,629,526	1,248,495

Intangible assets, net	33,603	35,337

Property and equipment, net	263,698	221,789

Total assets	$1,926,827	$1,505,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$448,533	$731,263
Line of credit	0	1,000,000
Customer deposits	120,926	254,738
Accrued liabilities	474,195	295,960
Current portion of long term debt	8,115	0
Total current liabilities	1,051,769	2,281,961

Long term liabilities
Long term debt	35,975	0
Total long term liabilities	35,975	0

Total liabilities	1,087,744	2,281,961

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at September 30, 2011 or December 31, 2010	0	0
Common stock, 500,000,000 shares authorized, $0.0001 par value; and 227,500,313 and 145,125,887 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	22,750	14,512
Additional paid-in capital	19,880,247	15,474,996
Deficit accumulated	(19,063,914)	(16,265,848)
Total stockholders' equity	839,083	(776,340)

Total liabilities and stockholders' equity	$1,926,827	$1,505,621

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2011	2010	2011	2010

Sales	$254,369	$438,985	$454,347	$438,985
Cost of Goods Sold	410,560	714,856	1,059,772	714,856
Gross Loss	(156,191)	(275,871)	(605,425)	(275,871)
Operating Expenses/(Income):
Research and development expenses	270,593	412,949	889,498	$1,858,589
Selling, general and administrative expenses	686,751	621,634	2,295,548	8,842,784
Gain arising from debt extinguishment			(1,000,000)
Total expenses	957,344	1,034,583	2,185,046	10,701,373
Loss from operations	(1,113,535)	(1,310,454)	(2,790,471)	(10,977,244)
Non-operating revenue/(expense)
Interest income/(expense)	759	(3,135)	(7,595)	(3,936)
Net loss before income taxes	(1,112,776)	(1,313,589)	(2,798,066)	(10,981,180)
Income taxes	0	(162,919)	0	(162,919)
Net loss	$(1,112,776)	$(1,150,670)	$(2,798,066)	$(10,818,261)
Net loss per common share - basic and diluted	(.00)	(.01)	(.02)	(.10)
Weighted average number of common shares outstanding - basic and diluted	223,783,800	106,421,171	185,031,402	107,206,733

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Operating activities
Net loss	$(2,798,066)	$(10,818,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	77,457	119,497
Stock-based compensation	1,039,737	1,337,935
Financing fees- issuance of warrants, non-cash	353,132	6,235,000
Stock issued for services and rent	168,120	108,871
Extinguishment of line of credit debt	(1,000,000)	0
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other current assets	(105,420)	19,221
(Increase) in trade accounts receivable	(110,262)	(21,250)
Decrease/(increase) in inventory	121,474	(581,162)
(Decrease)/increase in customer deposits	(133,812)	97,557
(Decrease)/Increase in trade accounts payable and accrued liabilities	(104,497)	824,180
Net cash provided by/(used in) operating activities	(2,492,137)	(2,678,412)

Investing Activities
Acquisition of fixed assets	(117,630)	(84,341)
Net cash used in investing activities	(117,630)	(84,341)

Financing activities
Proceeds from issuance of common stock	2,852,500	1,000,000
Borrowings on line of credit and long term debt, net of repayments	44,090	772,967
Net cash provided by financing activities	2,896,590	1,772,967

Increase (decrease) in cash	286,823	(989,786)

Cash – beginning of period	584,085	1,027,977

Cash – end of period	$870,908	$38,191

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$0	$(162,919)
Interest Paid	$8,962	$3,745

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2010	145,125,887	$14,512	$15,474,996	$(16,265,848)	$(776,340)
Issuance of common stock	26,500,000	$2,650	$924,850		$927,500
Issuance of common stock for rent and services	584,785	$58	$119,140		$119,198
Issuance of warrants with private placements			$114,887		$114,887
Stock option expense			$867,397		$867,397
Net loss for quarter				$(699,503)	$(699,503)

Balance March 31, 2011	172,210,672	$17,220	$17,501,270	$(16,965,351)	$553,139

Issuance of common stock	7,000,000	$700	$244,300		$245,000
Issuance of common stock for rent and services	150,159	$15	$27,418		$27,433
Issuance of warrants with private placements			$41,160		$41,160
Stock option expense			$67,356		$67,356
Net loss for quarter				$(985,787)	$(985,787)

Balance June 30, 2011	179,360,831	$17,935	$17,881,504	$(17,951,138)	$(51,699)

Issuance of common stock	48,000,000	$4,800	$1,675,200		$1,680,000
Issuance of common stock for rent and services	139,482	$15	$21,474		$21,489
Issuance of warrants with private placements			$197,085		$197,085
Stock option expense			$104,984		$104,984
Net loss for quarter				$(1,112,776)	$(1,112,776)

Balance September 30, 2011	227,500,313	$22,750	$19,880,247	$(19,063,914)	$839,083

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to The Financial Statements
Nine-Month Period ended September 30, 2011
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Arista Power, Inc. (the “Company” or “Arista Power”) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. In May 2011, the Company changed its name to Arista Power, Inc.  The name change more accurately reflects the broadening of the Company’s focus beyond the WindTamer® brand and entry into areas within the energy storage and power management industries.  The Company is a developer, manufacturer, and supplier of energy storage systems, power management systems, and wind turbines, and a supplier of solar energy systems.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power, Inc. (then WindTamer Corporation) Form 10-K for the fiscal year ended December 31, 2010.

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

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, wind turbines and solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of September 30, 2011 consisted of raw materials amounting to $232,769 and work-in-process amounting to $166,398. Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of September 30, 2011, no such reserve was necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the nine months ended September 30, 2011, the Company impaired assets totaling $17,453. For the year ended December 31, 2010, the Company impaired leasehold improvements totaling $86,765 as a result of a moving its corporate headquarters from Geneseo, New York to a larger location in Rochester, New York.

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

Research and Development Costs

All costs related to research and development are expensed when incurred, unless these costs have an alternative future value to research and development, in which case they are capitalized.  Research and development costs consist of expenses to enhance the WindTamer® wind turbine design, and costs associated with the development of the Company’s Power on Demand system, including an integral part of the Power on Demand system, the inverter, and the Mobile Renewable Power Station.  Specifically, these costs consist of labor, materials, and consulting.

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

As of September 30, 2011 there were 7,113,000 stock options and 32,692,500 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company exited development stage during the quarter ended September 30, 2010 and had recognized minimal revenues prior to that date. Since its formation, the Company has incurred a cumulative net loss of ($19,063,914). The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

From 2007 through 2010, the Company raised approximately $4.1 million through multiple private placement offerings at varying prices.  The Company yielded $1.67 million from the exercise of 33.4 million stock options for the year ended December 31, 2009.  The Company established a $1.0 million line of credit with First Niagara Bank on April 26, 2010. On March 17, 2011, the Company received written notice from the Guarantors of the loan agreement (two Company officers and one shareholder) that the Guarantors were required by First Niagara Bank to repay the $1.0 million principal balance of the Company’s line of credit.  The Company has no liability to the Guarantors as a result of the repayment by the Guarantors of the line of credit.  Other than accrued interest and applicable fees, which have been fully repaid, the Company had no liability to the Lender under the line of credit. As a result of this debt extinguishment, the Company recorded a $1.0 million non-cash gain during the three months ended March 31, 2011.

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

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of
	September 30, 2011	December 31, 2010
Property and equipment
Equipment	$231,264	$140,444
Leasehold Improvements	0	1,950
Furniture and fixtures	38,950	40,785
Software	71,625	54,594
Product Tooling	53,356	49,034
Total property and equipment before accumulated depreciation	395,195	286,807

Less accumulated depreciation	(131,497)	(65,018)
Total property and equipment	$263,698	$221,789

Intangible assets
Patents	$34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(5,784)	(4,050)
Total intangible assets	$33,603	$35,337

During the nine months ended September 30, 2011, the Company impaired assets totaling $17,453.

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

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 29,000,000 shares of our common stock at $0.25 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. As of September 30, 2011, 14,500,000 of these warrants have vested.

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, could accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit had increased by 6% to 9.25% as of the date of the notice.  On March 12, 2011, the Company received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit, and accordingly, the Company recorded a $1.0 million gain on the extinguishment of the line of credit debt during the three months ending March 31, 2011.  Other than accrued interest and applicable fees, which have been fully repaid, the Company had no liability under the line of credit.

On August 24, 2011, the Company purchased a truck for $44,748, financed with a loan from Canandaigua National Bank.  The loan is guaranteed by William Schmitz, CEO of the Company, has a 60 month term, and carries a 4.99% annual interest rate. Monthly payments are $844.

Annual maturities of debt are as follows:

2011	$2,649
2012	$8,217
2013	$8,636
2014	$9,077
2015	$9,540
2016	$6,629

Note 5 – Stockholders’ Equity

During the nine months ended September 30, 2011, approximately 874,000 shares of our common stock, totaling approximately $168,000, were issued to several vendors in exchange for services which included 332,000 shares of our common stock issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments and 30,000 shares of our common stock issued to the Company’s former landlord as a settlement in lieu of future rental payment.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Expected dividend yield	0%	0%
Expected stock price volatility	95-98%	86-93%
Risk-free interest rate	2.9-4.19%	1.14-4.06%
Expected life of options	2.8-10 Years	1.5-10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	5,910,000	$.28
Options granted during 2011	1,608,000	$.20
Options cancelled during 2011	(405,000)	$.28

Outstanding at September 30, 2011	7,113,000	$.26	8.34	$88,000
Exercisable at September 30, 2011	4,432,000	$.27	8.19	$36,000

The weighted average fair value of options granted during nine months ended September  30, 2011 was approximately $.20 ($.28 for the nine months ended September  30, 2010). During the nine months ended September 30, 2010, 2,088,333 options were granted, and no options vested or expired. There were no options exercised for the nine months ending September 30, 2011 or 2010.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2011	4,506,737	$.14
Vested at September 30, 2011	1,119,388	$.14

The aggregate expense associated with the restricted stock awards is $630,943, of which $104,192 was expensed in 2010 and $526,751 was expensed during the nine months ended September 30, 2011.  On March 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to August 1, 2011. On July 29, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to change the vesting date of these restricted shares to March 1, 2012.  A total of 1,119,388 shares vested on April 1, 2011, and the remaining 3,387,349 shares are scheduled to vest on March 1, 2012. The expense associated with the restricted stock grants has been recorded over the remaining requisite period through April 1, 2011 or March 1, 2012, respectively.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Expected dividend yield	0%	0%
Expected stock price volatility	95-98%	86%
Risk-free interest rate	2.91-4.24%	4.36%
Expected life of warrants	8.8-9.9 years	9.6 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	29,840,000	$.26
Warrants granted during 2011	2,852,500	$.50
Warrants expired/cancelled during 2011	0
Outstanding at September 30, 2011	32,692,500	$.28	8.7	$0
Exercisable at September 30, 2011	14,500,000	$.25	8.6	$0

The weighted average fair value of warrants issued during nine months ended September 30, 2011 was $.50 ($.25 for the nine months ended September 30, 2010).  During the nine months ended September 30, 2011, 7,250,000 warrants vested, none expired, were cancelled, or were exercised. During the nine months ended September 30, 2010, no warrants had vested, nor were any expired or cancelled.

Note 8 – Consulting Agreements

On May 24, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s ducted wind turbines. This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’ s wind turbine test sites. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 200,000 stock options, vesting over a one-year period.  During the nine months ended September 30, 2011, the Company expensed $6,746 relating to options awarded to the consultant.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted wind turbines. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 110,000 stock options vesting over a three-year period. The Company expensed $11,733 relating to these options for the nine months ended September 30, 2011.

Note 9 – Commitments and Contingencies

Employment Agreements

As of September 30, 2011, the Company has employment agreements in place with five members of senior management.  The terms of the agreements are for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000, as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.  The agreements expire at varying times over the period from November 14, 2012 through March 1, 2013.

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

Our landlord entered into a lease with a third party that will occupy certain of the space at our existing Rochester facility. We are currently negotiating with our landlord for replacement space for the remaining term of our lease.

Warranty

During the year ended December 31, 2010, and for the nine months ended September 30, 2011, the Company entered into a number of sales orders for Power on Demand systems, wind turbine units and for solar installations.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of September 30, 2011 amounted to $120,926 (the December 31, 2010 total was $254,738) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customers’ town officials, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of September 30, 2011, the warranty reserve totals $120,093, and is reported in the accrued liabilities section of the balance sheet.

Note 10 –Income Taxes

The Company filed its 2010 New York State corporate income tax return during March 2011, and anticipates a refund upon approval by state tax authorities in the range of $100,000 to $150,000 for 2010, related to tax credits for being a Qualified Emerging Technology Company.  These refunds will be recognized when received by the Company.

Note 11- Subsequent Event

Subsequent to September 30, 2011, the Company issued 55,577 shares of common stock to the landlord of our Rochester facility in lieu of base rent payments.

On October 20, 2011, we announced that our Board of Directors had approved a 1-for-20 reverse stock split of our common stock. Shareholders holding a majority of the outstanding shares of our common stock have approved the reverse stock split. The reverse split will reduce the number of outstanding shares from approximately 227.6 million shares to approximately 11.4 million shares, and will have no impact on shareholders’ proportionate equity interests or voting rights. We expect the reverse stock split to become effective in the second half of December 2011.

Note 12- Recent Accounting Pronouncements

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

During the second half of 2010, we developed and began to sell our Power on Demand energy management system, the first of which was commissioned in the first quarter of 2011.  Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems and integrated into our Power on Demand system. During the first quarter of 2011, we installed, as part of a Power on Demand system, our first solar PV system.  In April 2011, we received a multiple unit wind turbine order from a foreign distributor, and we received our second order for a Power on Demand system.  In June 2011, the Company received its third order for a Power on Demand system, and an order from the Federal Bureau of Investigation (FBI) for a Mobile Renewable Power Station (MRPS), which sells in the low six figure range. During the third quarter of 2011, the Company announced an order for a Power on Demand system from a local food processor valued at $495,000.

As of November 10, 2011, the Company’s current order backlog is approximately $1,781,000, which consists of orders for several Power on Demand systems, a Mobile Renewable Power Station, wind turbines, and solar PV systems. Approximately $151,500 of this amount relates to orders booked prior to December 31, 2010.

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

In fiscal 2010, we had revenues of $494,000 and an operating loss of $(12,211,000), as compared with no revenue in 2009 and operating loss of $(2,823,000) in fiscal 2009.   Of the $(12,211,000) and $(2,823,000) operating loss in fiscal 2010 and fiscal 2009, ($8,277,000) and ($1,117,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Our accumulated deficit as of December 31, 2010 was $(16,265,848).  During the nine months ended September 30, 2011, we incurred losses of $(2,798,066), including non-cash expenses of approximately $465,000, on revenues of $454,347.

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

Results of Operations

Results of Operations for Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010.

Revenues

During the quarter ended September 30, 2011, we reported revenues of $254,000 as compared with revenues of $439,000 for the quarter ending September 30, 2010. The decrease in sales represents two large third quarter, 2010 sales of a two roof top mounted turbines and a Mobile Renewable Power Station that did not recur in the third quarter of 2011. We have received deposits from customers totaling approximately $121,000 as of September 30, 2011. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials, complete site assessments, and complete installations and inner-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended September 30, 2011, gross loss amounted to $156, 000 as compared to $276,000 for the quarter ended September 30, 2010.  The gross loss is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only assembly and installation of wind turbines, solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. The decrease in gross loss from the quarter ended September 30, 2010 to the quarter ended September 30, 2011 is a result of our efforts to more efficiently install wind turbines and solar systems, while controlling general operations costs.

Research and Development

Research and development costs for the quarter ended September 30, 2011 totaled $271,000, a decrease of $142,000 or 34%, when compared to the quarter ended September 30, 2010. This decrease reflects the shift in the Company’s research and development related activities from development to production and installation.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended September 30, 2011, were $687,000, a 10% increase, or $65,000, when compared to the quarter ended September 30, 2010.  The increase over the prior year was related primarily to the non-cash financing costs associated with the private placements that occurred during the quarter ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization charges were $23,000 for the quarter ended September 30, 2011, compared to $13,000 during the quarter ended September 30, 2010 due to capital purchases made to support business requirements over the last several quarters.

Other Income (Expense)

Interest income for the quarter ended September 30, 2011 was $1,000, as compared to an expense of $3,000 for the quarter ended September 30, 2010, which related to borrowing activity on our line of credit.

Net Loss

We incurred net losses of $1,113,000 and $1,151,000 for the quarters ended September 30, 2011 and 2010, respectively. Lower gross loss and operating expenses for the quarter ended September 30, 2011 were offset by a tax credit refund for the quarter ending September 30, 2010.  We expect to receive a New York State QETC tax credit refund during the quarter ending December 31, 2011, related to our 2010 tax return filed in March, 2011.

Results of Operations for Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

Revenues

During the nine months ended September 30, 2011, we reported revenues of $454,000 as compared with $439,000 for the nine months ending September 30, 2010. We have received deposits from customers totaling approximately $121,000 as of September 30, 2011. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customer’s town officials, complete site assessments, and complete installations and inner-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the nine months ended September 30, 2011, gross loss amounted to $605,000, as compared to $276,000 for the nine months ended September 30, 2010.   The increase in gross loss is attributable to increased reserve requirements for warranty and product returns and repair, and to a full year of operations related expenses reported as cost of sales.

Research and Development

Research and development costs for the nine months ended September 30, 2011 totaled $889,000, a decrease of $969,000 or 52%, when compared to the nine months ended September 30, 2010. This decrease reflects the shift in the Company’s efforts as we moved from a development stage company in the first half of 2010 to full-scale operations on July 1, 2010.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the nine months ended September 30, 2011, were $2,296,000, a decrease of $6,547,000, when compared to the nine months ended September 30, 2010.  The decrease over the prior year was related primarily to the non-recurring, non-cash financing costs associated with the guarantee of the Company’s line of credit in 2010.

Gain on Debt Extinguishment

The Company recorded a $1,000,000 non-cash gain for the nine months ended September 30, 2011, as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan. The Company has no obligation to the guarantors as of result of the guarantors’ repayment of the loan.

Depreciation and Amortization

Depreciation and amortization charges were $77,000 for the nine months ended September 30, 2011, compared to $119,000 during the nine months ended September 30, 2010 as a result of the impairment of leasehold improvements relating to our former headquarters in Geneseo, New York in 2010, offset by increases due to new fixed asset additions in 2011.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2011 was $9,000 as compared to $4,000 for the nine months ended September 30, 2010, which is related to borrowing activity on our line of credit. Interest income for each period was nominal.

Net Loss

We incurred net losses of $2,798,000 and $10,818,000 for the nine months ended September 30, 2011 and 2010, respectively. Results from the nine months ended September 30, 2010 reflect several non-cash expenses totaling $6.2 million relating primarily to financing costs on the Company’s line of credit agreement established in April 2010, while results from the nine months ending September 30, 2011 reflect a $1.0 million gain for the debt extinguishment.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital  of $578,000 as compared to a working capital deficit of $1,358,000 as of September  30, 2010.  The increase in working capital resulted from the extinguishment of short term debt during the nine months ended September 30, 2011, offset by the net loss generated from operations.  On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, with whom the Company had established a $1.0 million working capital line of credit in April 2010, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit was increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability under the line of credit.

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

We have utilized our funds to form our management team, purchase inventory to satisfy short term customer demand, and to further our research and product development. We have used resources to develop and test our Power on Demand system and our Mobile Renewable Power Station.  We have also utilized funds to develop and launch marketing for our Company initiative to focus into broader applications of renewable energy and power management, including, but not limited to, our Power on Demand system and Mobile Renewable Power Station.

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

Critical Accounting Policies

As of September 30, 2011, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During October 2011 the Company issued 55,557 shares of common stock to the landlord in lieu of base rent payments.

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

November 10, 2011
	By:	/s/ WILLIAM A. SCHMITZ
William A. Schmitz
President and Chief Executive Officer