Form 10-K
period 2011-12-31
Arista Power, Inc.
filed 2012-03-15
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Common Stock, Par Value $0.002

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31.8 million, based on the closing per share price on the OTCC Bulletin Board.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2012
Common Stock, $.002 par value per share	11.9 million shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held in 2012 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

PART I

Item 1.  Business

Company Overview

We are a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, WindTamer® wind turbines, and a supplier and designer of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who deal with peak usage pricing.  We also sell a Mobile Renewable Power Station that generates energy from wind turbines, solar PV, fuel cells and generators that is stored in an integrated onboard energy storage device for military and other applications, and a stationary, scalable Renewable Power Station that can be drop-shipped to off-grid locations to be used as a ‘micro-grid.’  Our diffuser-augmented WindTamer® wind turbine utilizes a patented technology for the production of electrical power.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation, and, in May 2011, we changed our name to Arista Power, Inc.  The decision to change our name to Arista Power, Inc. reflected the fact that we broadened our suite of product offerings and developed a wide range of power management solutions that we can provide to our customers. Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York 14615, and our telephone number at those offices is (585) 243-4040.  Our website address is www.aristapower.com.  Our common stock is listed and traded on the OTCBB under the symbol “ASPW.”

History

Our company was originally formed to develop and sell a wind turbine.  The WindTamer® wind turbine was invented in 2002, and in 2003 a patent was issued for the WindTamer® turbine technology.  From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.  In 2010 and 2011, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.

In the summer of 2009, we began to develop our Mobile Renewable Power Station, which now can integrate wind turbines, solar PV, fuel cells and/or generators with an integrated onboard storage device for military and other applications.  In 2010, we continued the development of our Mobile Renewable Power Station, and in the first half of 2010, we sold and delivered our first Mobile Renewable Power Station for testing and use by the U.S. Army.

During 2010, we also developed our Power on Demand system, which utilizes inputs from multiple energy sources including wind, solar, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology, to release energy at optimal times to reduce peak power demand, thereby lowering electricity costs.  The first Power on Demand system was commissioned in the first quarter of 2011, and we began to actively market and sell our Power on Demand systems in late 2011.

Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems, and installed our first solar PV systems in the first quarter of 2011.  We also integrate solar PV into our Power on Demand system and our Mobile Renewable Power Station.

During 2011, we continued the research and development of all of our products, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station.  The development of our Power on Demand system and Mobile Renewable Power Station progressed to where we were able to increase our sales and marketing efforts of such products in late 2011.  We expect to continue research and development efforts on our products, including our Power on Demand system and Mobile Renewable Power Station, in 2012 and beyond.

Significant Events of 2011

In February of 2011, we commissioned our first Power on Demand system at a customer facility.

In May of 2011, we changed our name to Arista Power, Inc.

In March and May of 2011, we raised $1.2 million via private placements of units consisting of our common stock and warrants to purchase our common stock.

In April 2011, we announced that we received an order initially valued at $319,000, which has increased to $675,000, from PGM Corporation for a Power on Demand renewable energy storage and management system.  This was our second sale of a Power on Demand system.

In June 2011, we announced our third order for a Power on Demand system to Sentry Group.

In June 2011, we announced that we received an order for a Mobile Renewable Power Station on behalf of the Federal Bureau of Investigation, or the FBI, Audio Technology Deployment Unit Power Sources Program.  The Mobile Renewable Power Station that we sold to the FBI included our patented, ducted WindTamer® wind turbine, solar cells, fuel cells, and an energy storage and power distribution system.  The system was delivered to the FBI on November 7, 2011, and the FBI currently utilizes the system to power communications equipment in a remote location.

In July, August, and November of 2011, we raised an aggregate of $2.0 million via private placements of units consisting of our common stock and warrants to purchase our common stock, with $1.2 million of such funding being raised directly from our officers and directors.

In August 2011, we announced the first installation of a WindTamer® wind turbine in Europe. The turbine was installed by UAB WindTamer Europe, which in April of 2011 obtained the exclusive distribution rights for WindTamer® turbines and other Arista Power products in Lithuania, Latvia, Denmark, Sweden, and The Netherlands.

In October of 2011, we announced that we received an order valued at $172,000 from EaglePicher Technologies LLC to supply wind turbines and solar PV, together with certain technology and engineering services.

In October of 2011, we announced that we received our fourth order for a Power on Demand system from Zweigle’s, Inc.

In December of 2011, we effected a 1-for-20 reverse stock split of our common stock.  The reverse stock split reduced the number of shares of the Company’s outstanding common stock from approximately 236 million to approximately 11.8 million. The reverse stock split did not affect any shareholder’s ownership percentage of the common stock, except to the limited extent that the reverse stock split would result in any fractional shares being rounded up.  Unless otherwise indicated, all references to shares of our common stock, share holdings of our common stock and per share prices of our common stock in this Form 10-K refer to shares, share holdings and prices that take into account the effectiveness of this 1-for-20 reverse stock split of our common stock.

Recent Developments

In January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new Intelligent Micro-Grid.  Arista Power will develop the Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center.

In March 2012, our Board of Directors authorized the sale by the Company of units via private placements, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  On March 14, 2012, the Company sold 14 units for $210,000.

Our Industry and our Business Areas of Focus

The U.S. electricity industry is large and has grown significantly over the last six decades.  In 2010, the U.S. electricity market totaled $353 billion in end-user revenue, representing over 3,800 million megawatt hours consumed.  The amount of electricity used in the United States in 2010 was more than 13 times greater than the amount used in 1950.  Throughout this period, utilities have been challenged to meet this growth, both in the areas of large scale power production and in power transmission and distribution.  This increase in electricity usage has strained the electric power grid and has contributed to the increase in the price of electricity.  High electricity prices are particularly pronounced during peak power periods, when demand for electricity is at its highest.  The rising demand for energy, growing cost of energy, and increasing concerns about the environment have combined to cause many organizations, including utilities and their end customers, to focus on energy efficiency.  Approximately 60% of U.S. electricity demand is driven by commercial and industry electricity usage.  These factors, and others, have generated demand in the marketplace for products and services that efficiently use energy.

Our Strategy

Our strategy is to develop, market, and sell energy efficient products that focus primarily on the management and distribution of energy, including renewable energy, and that provide attractive returns on investment for customers in the commercial, military, residential, and industrial space.  We intend to use our expertise in power distribution, power management, alternative and renewable energy, and energy storage to combine our proprietary patent-pending energy storage and management systems with our wind turbine technology, solar PV systems, fuel cells, generators and/or the electric grid to become a market leader in the power distribution and renewable energy industries.  We believe that combining renewable energy with energy storage and management systems will enable us to offer customers a product with an attractive return on investment.  We believe that our products will be sold in the residential, commercial, government, military, industrial, recreational, portable, and off-grid markets.

Our primary products are:

•	Our proprietary, patent-pending Power on Demand systems;

•	Our Mobile Renewable Power Stations;

•	Our Renewable Power Stations;

•	Solar PV systems; and

•	Our WindTamer® wind turbines.

In addition, in January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new intelligent micro-grid.  We believe that the micro-grid that we will develop for the U.S. Army pursuant to this award will become one, or a series of, products that we will sell to commercial, military, and governmental customers.

We plan to become a leader in the power management and the renewable energy industries by, among other things:

•	Continuing the development of our products to improve their marketability, functionality, reliability, scalability, safety, and cost effectiveness;

•	Developing a domestic sales force organically, primarily through commissioned representatives and through strategic marketing and distribution alliances;

•	Establishing an international sales force and distribution system through a combination of direct employees and distribution partners;

•	Establishing joint ventures, strategic alliances, licensing, and/or royalty agreements with third parties to augment our manufacturing and marketing efforts worldwide; and

•	Acquiring companies that are complementary to our business.

Our Business

We are a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, WindTamer® wind turbines, and a supplier and designer of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who deal with peak usage pricing.  We also sell a Mobile Renewable Power Station that generates energy from wind turbines, solar PV, fuel cells and generators that is stored in an integrated onboard energy storage device for military and other applications, and a stationary, scalable Renewable Power Station that can be drop-shipped to off-grid locations to be used as a ‘micro-grid.’  Our diffuser-augmented WindTamer® wind turbine utilizes a patented technology for the production of electrical power.

Our primary products are:

•
Our Power on Demand system.  Our Power on Demand system is a proprietary, patent-pending energy storage and management system designed to lower a customer’s peak electricity demand, thereby reducing the customer’s electricity costs.  The system utilizes energy inputs from multiple sources integrated with a custom-designed energy storage device to reduce grid demand and provide power when a customer’s power loads are high.  The energy can be generated from renewable sources such as wind and solar and also from fuel cells, generators, and from the grid itself, depending on the available energy resources at a given site.

•
Our Mobile Renewable Power Station.  Our Mobile Renewable Power Station is customizable, and can consist of a wind turbine, solar panels, fuel cells, generators, and inputs for shore power as well as multiple outputs with full monitoring capabilities of all energy components (wind, solar, and energy storage).  The energy-generating components of the system are mounted on a trailer and integrated with the onboard energy storage device.  The system is designed as a cost-effective alternative to diesel generators for remote locations, and can be ruggedized for military and other applications.

•
Our Renewable Power Station.  Our Renewable Power Station is a stationary, scalable system that can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.  The system consists of wind turbines, solar PV, fuels cells, generators, energy storage and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, community centers at remote villages, or communications towers or battery charging stations at military bases.

•	Solar PV systems. We resell and install solar photovoltaic, or PV, panels either as a stand-alone system or integrated with our other products.

•
Our WindTamer® wind turbines.  Our WindTamer® wind turbines are what are known as diffuser augmented wind turbines, or DAWTs.  The technology utilizes two vacuums pulling the wind through the turbine’s rotor aiding the push of the wind, which existing DAWT technology does not provide.  We believe that our technology allows for several times the extracted usable electrical energy from the wind’s kinetic energy than is provided by conventional and helical wind turbines of similar or larger size.

In addition, in January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new intelligent micro-grid.  We believe that the micro-grid that we will develop for the U.S. Army pursuant to this award will become one, or a series of, products that we will sell to commercial, military, and governmental customers.

 In fiscal 2011, we had revenues of $782,000 and an operating loss of $(3,998,000), as compared with revenues of $494,000 and an operating loss of $(12,364,000) in fiscal 2010.   Of the $(3,998,000) and $(12,364,000) operating losses in fiscal 2011 and fiscal 2010, $(1,864,000) and $(8,277,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.

From 2002 until the fourth quarter of 2009, we focused primarily on the research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.

In the summer of 2009, we began to develop our Mobile Renewable Power Station, which now integrates wind turbines, solar PV, fuel cells, and/or generators with an integrated onboard storage device for military and other applications.  In 2010, we continued the development of our Mobile Renewable Power Station, and in 2010, we sold and delivered a Mobile Renewable Power Station to the U.S. Army Research, Development and Engineering Command’s Aberdeen Proving Grounds in Maryland for use and testing.  We believe that utilizing our higher efficiency turbine in conjunction with our trailer-mounted / off-grid system has significant applications for the commercial, military, and other federal government agency sectors.  We also believe that the Mobile Renewable Power Station can provide customers in regions where little or no power infrastructure exists with a cost-effective power system that can be used to provide power.

Leveraging our development of the Mobile Renewable Power Station, we adapted this technology to develop our Power on Demand system, which reduces the peak demand fees charged by utility companies to commercial customers.  In effect, the Mobile Renewable Power Station may be viewed as the precursor to our Power on Demand system.  In the second half of 2010, we developed our Power on Demand system and commissioned our first Power on Demand system in the first quarter of 2011.

During 2011, we continued the research and development of all of our products, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station.  The development of our Power on Demand system and Mobile Renewable Power Station progressed to where we were able to increase our sales and marketing efforts of such products in late 2011.  We expect to continue research and development efforts on our products, including our Power on Demand system and Mobile Renewable Power Station, in 2012 and beyond.

In 2010, we determined that a significant potential market exists to sell micro-grid power stations for use in geographic locations that typically are not connected to a power grid.  Often, these opportunities are located in the Caribbean, Africa, or other regions where power infrastructure is either insufficient or non-existent, or in disaster recovery situations in which power infrastructure is either insufficient or non-existent.  After verifying and validating the potential market for these significant opportunities, we developed our Renewable Power Station as a scalable system that can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.  The system consists of wind turbines, solar PV, energy storage, and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, community centers at remote villages, or communications towers or battery charging stations at military bases.   Our Renewable Power Station can be viewed as a larger, stationary version of our Mobile Renewable Power Station.

Solar PV systems can be integrated into our Mobile Renewable Power Station, our Power on Demand system, and our Renewable Power Station.  Late in the fourth quarter of 2010, we began selling stand-alone solar PV systems and solar PV systems that are integrated into our Power on Demand systems and other products.  We installed our first stand-alone solar PV systems in the first quarter of 2011.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, and that we can attain significant market share in targeted geographic markets, including Western New York, where our headquarters is located.  Accordingly, in 2012 and beyond, we expect to increase the marketing of our stand-alone solar PV systems.

In addition to our primary products, we also may sell additional products, such as wind turbines that are not branded as WindTamer® turbines and may not be DAWT turbines, as we attempt to leverage our expertise in the wind, battery, and other industries to generate revenue and attain more attractive payback for our customers.  We have determined that there is the potential for selling a variety of ancillary services in conjunction with the sales of our products, including service contracts, long-term warranties, various types of wind or solar studies, and a range of options in storage batteries.

Because of their varied sales cycles, we utilize different sales and marketing strategies for each of our products.  Domestically, we generally utilize an internal sales force, representatives, and distributors to obtain and develop sales leads.  We currently have five domestic distributors.  From our international distributors, we expect a higher level of ability to address all customer-related issues, including installation and maintenance, and therefore we have developed a more detailed process of verifying the qualifications of our international distributors.  Currently, we have three international distributors, selling into Canada, Lithuania, and Turkey.  In 2012, we expect to significantly expand our in-house sales force, as well as our domestic and international representatives and distributors.

We are currently fulfilling sales orders by managing the supply chain relationships of all of the required components, and then assembling and installing our products.   In December of 2010, local and state authorities in the State of New York awarded us an incentive package of grants, loans, and job tax credits valued at approximately $1.5 million which is designed to assist us in funding the growth in our supply-chain capacity.  We do not expect to manufacture our products for international delivery, but instead plan on entering into licensing agreements for the right to manufacture and sell our products in a particular territory.

Power on Demand System

Many electricity suppliers, typically utility companies, throughout much of the United States and abroad, charge their commercial customers not only for the consumption of electricity but also a demand, or distribution, charge.  These demand charges can often account for more than 30% of a commercial customer’s utility cost.  The calculation of this demand charge varies from supplier to supplier, but is generally based upon the highest amount of power demand that a customer uses from the electric grid in a billing cycle – often called peak demand.  Recently, demand charges have become an increasing part of commercial customer’s electricity costs.  Certain electricity suppliers have begun to charge residential customers demand charges, and that charge is expected to be implemented by additional electricity suppliers.  Generally, the reduction of a customer’s overall consumption of electricity via a wind turbine, solar system, other renewable energy or demand response initiatives would not materially reduce the customer’s demand charge.

One of the biggest challenges for implementing wide-spread use of renewable energy sources is that renewable energy sources, particularly wind and solar, often provide a variable and somewhat intermittent energy supply.  The amount of energy generated by a renewable energy source could vary because of reasons such as varying wind conditions for wind and the availability of the sun for solar, each overall for a particular site or for a particular day. This variability of when and how much the renewable energy sources generate energy makes it difficult to use the energy created from the renewable energy sources when the end user will receive superior financial benefits for that energy.

With our understanding of demand charges, as well as the desire to use created renewable energy when the value is optimal, we developed our Power on Demand system in 2010, and continued development of the system throughout 2011 and to the present.  Our Power on Demand system is a proprietary, patent-pending energy storage and power management system designed to lower a customer’s demand charges.  The system utilizes energy inputs from multiple sources together with a custom-designed energy storage device to reduce grid demand and provide power when customer loads are high.  The energy can be generated from renewable sources such as wind and solar, and also from fuel cells, generators and from the electric grid itself, depending on the available energy resources at a given site.  Each Power on Demand system is custom designed.  The system is designed to include our proprietary smart monitoring technology that, among other things, monitors the power usage of the site in real-time and determines when to release energy from the battery system in order to optimize the battery life and maximize the value of the overall system.

With our Power on Demand system, we are able to store the renewable and off-peak energy from the electric grid and release the energy during peak power demand times and significantly reduce a customer’s utility charges.  The Power on Demand system also is capable of providing power conditioning, which can further reduce a customer’s electric bill.  Our Power on Demand system is scalable, with the ability to integrate multiple renewable inputs, generators and fuel cells, and distribution capabilities ranging from 50kW to 1mW, or more, and can utilize multiple battery chemistries for optimal energy storage based on the specific application.

Our commercial customers benefit from our Power on Demand system by it:

•	Providing electricity cost savings by providing power during periods of high cost peak electricity demand, instead of drawing power from the utility grid, which is referred to as ‘peak shaving’;

•
Providing a dependable source of backup power to protect their operations from financial losses and other negative consequences of power outages, including utilizing our systems both for preventative measures, such as when a storm is approaching, and for emergency purposes, when utility power is interrupted;

•	Conditioning power, thereby extending the life of equipment that uses that power.

Utilities benefit from our Power on Demand system by it:

•	Managing, in part, constraints in their electric grid systems, particularly during times of peak demand;

•	Reducing energy losses associated with moving electricity over long distances; and

•	Managing, in part, challenges with respect to bottlenecks that can occur in electric transmission and distribution systems.

We commissioned our first Power on Demand system in the first quarter of 2011.  In late 2011, we began to increase our sales and marketing efforts of our Power on Demand system, primarily to commercial customers that incur high demand charges in their electricity bills.  We expect to continue our marketing and sales efforts in 2012 and beyond, and we also expect to spend significant resources to continue to develop our Power on Demand system in order to make it more marketable, scalable, and cost-effective.

Our Power on Demand systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application.  In our primary model, we sell the Power on Demand system to the customer.  We refer to this as the “customer-owned” model.  In our customer-owned model, the customer acquires the ownership of the Power of Demand system assets upon our completion of the project.  Our revenues and profits from the sale of systems under this model are generally recognized over the period during which the system is installed.

We refer to our other model as our “recurring-revenue model”.  For systems completed under this model, we, a third-party financing company, or the customer owns the Power on Demand system after it is installed at the customer’s site.  We or the third party invest the capital required to design and build the system.  The life of these recurring-revenue contracts is typically from five to ten years.  The fees that generate our revenues in the recurring revenue model are generally paid to us or the third party on a monthly basis.  Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as all or a portion of the energy savings that the system generates for the customer.

In both economic models, we believe that the value proposition is attractive to the customer.  In the customer-owned model, in which the customer pays for and obtains ownership of the system, the targeted payback is typically three to seven years.  These paybacks to the customer typically result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the generation of electricity, which lowers consumption from the electric grid.  In our recurring-revenue model, in which we or a third party pays for and installs the system in exchange for the customer paying us smaller fees over a period of years, and receive the benefits of our system without making a large up-front investment of capital.  Under the recurring-revenue model, contracts can be structured between us and the third party, us and the customer, or a combination of these.  Our recurring-revenue model also requires us to invest our own capital (or a third party’s) in the project, often without any return on capital until after the project is completed, installed, and successfully operating.  Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statement over the course of the installation of the project and thus are more proximate to the time of sale and our expenses of that project and generally larger in dollar amount in any particular period than sales of recurring revenue projects.

Mobile Renewable Power Station

Beginning in 2009, we began to develop a Mobile Renewable Power Station that incorporates multiple power inputs, such as 4.5GT WindTamer® turbine, solar PV, generators, and/or and fuel cells in conjunction with energy storage and distribution.  The Mobile Renewable Power Station is trailer-mounted, has multiple 28VDC and 120 VAC outputs, and full monitoring capabilities of all energy components (e.g., wind, solar, fuel cell, generator, and energy storage).  The unit is designed as a cost-effective alternative to diesel generators for remote locations, and can be ruggedized for military and other applications.

We sold and, in August 2010, delivered a 2kW Mobile Renewable Power Station for use by the U.S. Army at its Aberdeen, Maryland Proving Grounds.  The U.S. Army continues to test and evaluate the Mobile Renewable Power Station, and we are in discussions with the U.S. Army and other governmental agencies to sell additional units.   In 2010, we also sold and delivered a Mobile Renewable Power Station for use by the Federal Bureau of Investigation.  We believe that we have an opportunity to sell additional units to the U.S. Army and Federal Bureau of Investigation in 2012 and beyond.

We believe that there is a large market to sell Mobile Renewable Power Stations for use in off-grid locations such as by the military for use in war zones, by border patrols and other governmental agencies in remote locations, and by emergency responders to natural disasters.

We plan on continuing development and testing of our Mobile Renewable Power Stations in 2012 and beyond to, among other things, make it more efficient, less costly, and increase the ability to add additional energy inputs.

Renewable Power Station

In 2010, as we developed our Mobile Renewable Power Station and our Power on Demand system, we determined that a significant potential market exists to sell micro-grid power stations for use in geographic locations that typically are not connected to a power grid.  Often, these opportunities are located in the Caribbean, the Middle East, Asia, Africa or other regions where power infrastructure is either insufficient or non-existent, or in disaster recovery situations in which power infrastructure is either insufficient or non-existent.  After verifying and validating the market for these significant opportunities, we developed our Renewable Power Station as a scalable system that can be drop-shipped to remote locations to be used as a “micro-grid.”

We believe that our stationary Renewable Power Station and/or our Mobile Renewable Power Station can be used virtually anywhere including remote areas of the world where either no electricity exists or where there are severe outages through poor supply and inconsistent delivery, or for any consumer who prefers to be grid independent. Because emission-producing diesel generators cause pollution, are costly to maintain, and the cost of fuel can be very expensive in difficult to access areas, we expect there to be significant interest in renewable generation for off-grid and back-up power applications and for such interest to accelerate.

Our Renewable Power Station and/or our Mobile Renewable Power Station can consist of a combination of wind turbines, solar PV, generators, energy storage, and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, or community centers at remote villages, or communications towers, or battery charging stations at military bases.

Our Renewable Power Station is designed to be placed entirely in one shipping container that can be drop-shipped to the end user and assembled on site.  We have designed our Renewable Power Station to be scalable, and also to be able to adjust the composition of the various energy sources depending on each customer’s particular situation and power needs.

Although we have not sold any of our Renewable Power Stations, we believe that a significant market exists for such stations and will continue to pursue orders for our Renewable Power Stations in 2012 as we have been in prolonged discussions and negotiations for several significant orders from different third-parties.  The sales cycle for these Renewable Power station orders is very long, however, with many variables outside of our control, such as changing political factors affecting customers in other countries and complicated financing of any such orders, and therefore it is very difficult to predict when or if such orders will be placed.  Despite these uncertainties and risks, we believe that the large size of these potential orders warrants continued focus by us on these customers and other similar customers that are verified as credible.

Solar PV Systems

A solar panel, also known as a photovoltaic (PV) panel, is a packaged interconnected assembly of solar cells, also known as photovoltaic cells.  Solar panels use light energy from the sun (photons) to generate electricity through the photovoltaic (PV) effect.  A photovoltaic installation generally consists of an array of solar panels, an inverter, batteries, and interconnection wiring.

We believe that marketing and selling solar PV systems, in addition to wind turbines, enables us to more effectively compete by offering a more comprehensive and cost-effective renewable energy system to many customers who do not have sufficient wind resources to make a wind turbine purchase financially attractive on a return on investment basis.  In addition, we are able to integrate solar PV systems into our Power on Demand systems, our Mobile Renewable Power Stations, and our Renewable Power Stations when the particular customer’s needs call for integration of solar PV.

We are selling and installing third-party manufactured solar PV systems, typically ranging from 5kW to 50kW, although we have the ability to install much larger systems.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, including Western New York where our headquarters are located, and that we can attain significant market share in targeted geographic markets.

WindTamer® Wind Turbines

The use of renewable energy technologies, such as wind turbines, has grown rapidly during the past several years due to, among other things, significant increases in commodity fuel prices, a desire to be energy independent, climate change concerns, and increased environmental awareness.  A Harris Poll in 2010 found that 87% of Americans favor the use of more wind energy.  As a result, we believe there is a demand for renewable energy at rates that are competitive or superior to those currently being offered by competing technologies.

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

From 2002 until the fourth quarter of 2009, we focused primarily on the research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines, and since then we have continued selling and installing our wind turbine in a variety of grid-tied and off-grid applications.

Our WindTamer® turbines can be mounted in a variety of manners, including, among others, on poles, rooftops, and a mobile trailer, all of which have been completed for customers.  We currently sell WindTamer® turbines that range in size from 1.0 to 3.5 kilowatts for commercial, industrial, governmental and residential use. Our 1.0kW turbine is our 4.5GT model, while the 3.5kW turbine is referred to as our 8.0GT model.

Throughout 2010 and 2011, we also continued research and development efforts on our WindTamer® turbines in order to increase the power production of the turbines and to decrease the cost to manufacture and install the turbines.  We continue additional research and development to further improve the performance of our patented technology.  Additionally, we are currently developing next-generation turbines, which preliminary testing has indicated are capable of significant performance improvements as compared with our current turbines and which we believe can be produced for significantly less cost than our current turbines.  We expect the development of the varied sizes of our turbines and our next-generation turbines to continue throughout 2012 and beyond.

Micro-Grids

In addition, in January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new intelligent micro-grid.  We believe that the micro-grid that we will develop for the U.S. Army pursuant to this award will become one or a series of products that we will sell to commercial, military and governmental customers in late 2012 and beyond.

Competition

The renewable energy industry in general, and the solar energy, wind turbine, power distribution and energy storage industries in particular, are highly competitive.  Moreover, all of the industries in which we compete are rapidly evolving and we face numerous competitors who are rapidly developing new technologies and improving existing technologies.  Most of these competitors have longer business histories than us, and most of these competitors are also better financed and have better access to capital on more favorable terms than we do.  We will also be faced with competition from new entrants into these businesses, many of whom will be better financed than we are.

Power on Demand System

With our Power on Demand system, our competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear, electrical contractors, electrical engineering firms, and companies involved in providing utilities with demand response and load curtailment products and services.  Electric utilities could also offer their own distributed generation solution, which would decrease our base of potential customers.  Additionally, several well-established companies have developed micro-turbines used in distributed generation, and a number of companies are also developing alternative generation such as wind, fuel cells, and solar cells.  Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors.  Many of these technologies are eligible for and supported by government financial incentives.  Additionally, technologies that make commercial, institutional, and industrial operations more efficient result in lower electricity use, reducing the benefits of using our distributed generation systems.

We could face competition from PowerSecure and ZBB Energy, which are designing or installing systems that have similar characteristics as our Power on Demand system.  We could also face competition in the future from companies such as Axion Power, Altair Nanotechnologies, Advanced Battery Technologies, A123 Systems, and others which are designing new types of batteries or systems, some of which are specifically designed for enhanced renewable energy storage and which may be able to reduce peak demand charges like our Power on Demand system.

In addition, there are many technologies, such as those marketed as demand response technologies, sold by numerous companies, which are designed to reduce a customer’s electricity bill by reducing their peak demand charges.  We, indirectly, compete against all of these technologies and companies.

Mobile Renewable Power Station

We compete against companies that manufacture and sell systems similar to our Mobile Renewable Power Station, particularly those who sell to the U.S. government or the U.S. military.  Many companies have announced initiatives to sell such systems to the U.S. Army, and we believe that many others are also developing such systems.  Companies that have expressed a desire to sell mobile renewable units to the U.S. government or the U.S. military include Pure Power Distribution, Skybuilt Power, Ultralife Corporation, and Utracell. We believe that our expertise in power management, combined with our experience in doing business with the U.S. military, gives us a competitive advantage over our competition. We also compete, to a lesser extent, against agencies and other parts of the U.S. government and the U.S. military that may develop mobile energy systems.

Solar PV Systems

We compete against companies that sell solar PV systems to residential and commercial customers. These competitors include, among others, numerous individual and small contractors who sell and install solar PV systems.  Because we do not sell proprietary solar PV systems, but instead resell third-party manufactured systems, we compete primarily on price and service.

WindTamer® Wind Turbines

When selling our WindTamer® turbines, we primarily compete against companies that sell other small wind turbines, typically less than 100kW in size, whether they are conventional wind turbines, helical wind turbines, or other types of wind turbines.  We also compete against companies selling other renewable energy systems, including solar PV.

The small wind turbine market consists of approximately 250 manufacturers on a worldwide basis, approximately 95 of which are based in the United States.  Bergey WindPower Company, Inc., based in Norman, Oklahoma, is one of the world’s leading suppliers of small wind turbines.  Bergey WindPower has installations in all 50 states and in more than 100 countries, and an international network of about 500 dealers.  There are numerous other suppliers of small wind turbines in the United States that are focused on the residential and small business markets with whom we compete, including but not limited to, Southwest Windpower Inc., Windspire Energy, Inc. (formerly Mariah Power, Inc.), FloDesign Inc., WePower LLC, and Helix Wind Inc.

We believe that consumer demand for small wind turbines is determined by, among other things, the length of payback period and/or internal rate of return and the availability of financing. The American Wind Energy Association, also known as the AWEA has reported that although interest in small wind remains high, consumers have been delaying the purchase of wind turbines until financing becomes more affordable and available.

We believe that our WindTamer® turbines have several competitive advantages over other small wind turbines, including:

•	Superior Return on Investment. We believe that the return on investment of our WindTamer® turbines is often superior to that of our competitors.

•	Quiet Operation. Our WindTamer® turbines operate more quietly than many other small wind turbines.

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

We have filed for a patent for our Energy Storage and Power Management System to protect the technology used in our Power on Demand system and Mobile Renewable Power Station.

Trademarks
We regard our proprietary rights as valuable assets that are important to our competitive advantage. Our trademarks include the name WindTamer® and the slogan WindTamer Bringing Wind Power Down to Earth™ including the design of that slogan. We have pending trademark applications for each of these trademarks in the U.S.  We plan to use these trademarks in marketing our products.

Government Regulation

Our businesses and operations are affected by various federal, state, local and foreign laws, rules, regulations and authorities. While to date our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that existing and new laws and regulations will not materially and adversely affect us in the future. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations or impose additional regulations. Any modified or new government regulation applicable to our products or services, whether at the federal, state or local level, may negatively impact the technical specifications, installation, servicing and marketing of our products and increase our costs and the price of our products and services.

Due to their size and noise, among other things, conventional wind turbines and solar PV can require extensive government approvals for installation, including zoning and related type matters.  Private use of electric power generation equipment in the United States generally requires meeting applicable municipal building and electrical codes, and being installed by persons who are licensed or certified to install such equipment.

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

Research and Development

Our research and development activities have focused on testing and enhancing our Power on Demand systems, our Mobile Renewable Power Stations, and our WindTamer® turbine. We plan to continue in 2012 and beyond to focus our resources to enhance the design and performance of our Power on Demand system, our Mobile Renewable Power Station, our Renewable Power Station, and our turbine technology.  Research and development expenses for the fiscal years ended December 31, 2011 and 2010 were $1,184,000 and $2,176,000, respectively.

The markets for our products, services, and technology are dynamic, characterized by rapid technological developments, frequent new product introductions, and evolving industry standards.  The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features, and reliability of our products, services, and technology, particularly in response to competitive offerings, and to introduce both new and enhanced products, services, and technology as quickly as possible and prior to our competitors.  We believe our future success will depend, in part, upon our ability to expand and enhance features of our existing products, services, and technology and to develop and introduce new products, services, and technology designed to meet changing customer needs on a cost-effective and timely basis.  Consequently, failure by us to respond in a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in the development or introduction of new products, services, and technology, could have a material adverse effect on our business and results of operations.  We cannot assure you that we will respond effectively to technological changes or new products, services, and technology announcements by others or that we will be able to successfully develop and market new products, services, and technology or enhancements.

Employees

We currently have sixteen full-time employees.

Office and Facilities

Our principal headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York, where we presently lease approximately 18,000 square feet of space of a building that includes both office and warehouse space.  The term of the lease expires on July 31, 2015. Our landlord entered into a lease with a third party that occupies certain of the space that we previously had leased at our Rochester facility.  We are currently negotiating with our landlord for replacement space for the remaining term of our lease. We have no other properties or facilities at this time.

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
We have incurred significant losses in prior periods.  Our accumulated deficit at December 31, 2011 was $(20,272,000). We incurred a net loss in fiscal 2011 and 2010 of $(4,006,000) and $(12,211,000), respectively.  If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.
We have limited operating history upon which investors may base an evaluation of our potential future performance. We have had minimal revenues to date. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in early stage of development.

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate.  For example, we estimated that we would book $15 million in orders in 2011, but only booked $2 million. In addition, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models.  We commenced our selling efforts in the late third quarter of 2009, but have only generated revenue of $1,276,000 through December 31, 2011. We plan to continue our selling efforts, although there can be no assurance that we will be successful in expanding our sales. Additionally, we had planned on raising $20 million in a private placement in 2009, but we later determined to cease raising funds in that private placement after raising only $741,000.  We stopped raising funds after raising only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive management should be on product development rather than fundraising, and further concluded that it was not in the best interests of the Company to raise more than $741,000 at that time.

We must, among other things, determine appropriate risks, rewards, and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months.  We raised approximately $2.5 million in equity capital during 2009, $2.3 million in 2010, and $3.2 million in 2011, which, in addition to our $1.0 million line of credit, provided the source of our current working capital needs.  We believe that, in addition to the capital raised thus far in 2012, we will require up to an additional $1 million to satisfy our operating cash needs for the next 12 months.   However, if we are unable to generate the projected amount of revenue and profits from our operations, we will need to seek additional financing.

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

Our independent auditors report for the fiscal years ended December 31, 2011, 2010 and 2009 is qualified as to our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011, 2010 and 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  In mid-2010, we ceased being a development stage company; however, our revenues for 2011 and 2010 were only $782,000 and $494,000, respectively.  The lack of sales and recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our future success depends on our key executives and our ability to attract, retain and motivate qualified personnel.
Our future success is largely dependent upon the principal members of our executive team including, without limitation, our Chief Executive Officer, William A. Schmitz, our Acting Chief Financial Officer, Molly Hedges, our Vice President of Sales and Marketing, Mark Matthews, our Vice President of Operations, Adeeb Saba, and our Vice President of Investor Relations, Cherrie Mahon. The unexpected loss of the services of any of these key persons might impede the achievement of our research, development, and commercialization objectives and have a serious impact and adverse effect on our business, financial condition and results of operations, and an investment in our stock. Recruiting and retaining qualified management, sales, marketing, engineering and other personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms. We do not maintain “key person” life insurance on any of our employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

If our products and technologies do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.
In 2010, we ceased reporting as a development stage company as we began to fully commercialize our products.  However, revenues for 2011 and 2010 were only $782,000 and $494,000, respectively.  Although we have patented the technology used in WindTamer® turbines and have a patent-pending on the technology used in our Power on Demand system, we have only begun attempts to market and sell our products in 2011, other than our turbines which we began to market and sell in the fourth quarter of 2009. We cannot assure you that a sufficient number of customers will purchase our products, or that we can sell them for amounts that are in excess of our cost to manufacture, market, and install such products.  The failure of our Power on Demand system, our Mobile Renewable Power Station, our Renewable Power Station, our WindTamer® turbines, or other products we have developed, or may otherwise sell or develop, to be accepted in the commercial marketplace would have a material adverse effect on our business.  Our technology and products may not compete well against conventional wind turbines and other competing technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance.  This failure to effectively compete could also have a material adverse effect on our financial condition and business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have very limited experience selling many of our primary products other than our WindTamer® wind turbines, and there can be no assurance that a market exists for those products or that, if a market does exist, that we will be successful in selling into such market.
We believe, and our business strategy is based upon the fact, that sales of our products other than our WindTamer® wind turbine will generate the majority of our revenue in 2012 and beyond.  Although we believe that there is a substantial market for our Mobile Renewable Power station, our Power on Demand system, our Renewable Power Station, and reselling solar PV systems, we have limited experience is selling such products and, to date, have had limited success in selling such products and therefore there can be no assurances that (1) a market exists for any or all of those products, or (2) if a market does exist for any or all of those products, that we will be successful in selling into such market or markets.

The existence and potential size of the market for our Power on Demand system is particularly difficult to determine and verify because we do not believe that our Power on Demand system competes directly against any existing product actively and successfully sold in the marketplace, which would have assisted us in determining the size and viability of market for our Power on Demand system.  It is possible that a market for the Power on Demand system does not exist, or does not sufficiently exist to enable us to be successful.

Therefore, because of these uncertainties, we may not be successful in generating revenue in the markets that we expect to do so in 2012 and beyond, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have little experience installing our Power on Demand system, and we may encounter delays related to connecting such systems to the electric grid.
Our business plan anticipates that we will sell and install a significant number of Power on Demand systems in 2012 and beyond.  To date, however, we have only sold a limited number of Power on Demand systems.  We have been advised, and have encountered in our first installation, that significant delays may occur in obtaining approval from the applicable electricity provider of the customer to connect a Power on Demand system to the electric grid.  Without such approval, it may not be possible to fully install the Power on Demand system, to collect related payments from the customer and to recognize related revenue for such sale.  These significant delays may also negatively affect our ability to sell the Power on Demand system, and such failure and the related negative effects described above could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

Because we have not begun large scale production of any of our products, we cannot determine the cost to make and install our products if large scale production begins and therefore we cannot be sure whether we can profitably sell our products.
We have not sold significant quantities of any of our products to enable us to begin large scale manufacturing.  Many, if not all, of our sales have resulted in negative gross margin as we often sold these products for below cost because, among other reasons, the cost to produce one or a small amount of a product is generally much higher per unit than producing larger quantities of a product.  Accordingly, we have no operating history of the cost to manufacture and install these products if any or all of such products are sold in large quantities.

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
Our business strategy includes doing a significant amount of business and selling a significant amount of our products to the U.S. federal government, particularly the U.S. military, in 2012 and beyond.  It is not uncommon that, when doing business with the U.S. military, unexpected delays, which can be substantial and repeated, can occur prior to receipt of the sales order or other applicable contract.  Those delays can occur, for example, when funding is not appropriated by Congress for projects that the military expects to commence.  Such delays were experienced in the fourth quarter of 2010 and throughout 2011, and we believe that this has resulted in delays of orders that we expected to have already received.   Delays in receiving orders from the U.S. government and the U.S. military may negatively affect our ability to generate revenue and profits, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

Many of our products and services experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year and on our ability to anticipate and plan for our future revenues.
Purchases of our products and services are often significant financial investments for our customers and are often used by our customers to address complex business needs. Customers generally consider a wide range of issues and alternatives before making a decision to purchase our products and services. Before customers commit to purchase our products, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. The sales cycle may vary based on the industry in which the potential customer operates. The length and variability of the sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter. During the time our customers are evaluating our products and services, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity, hire employees, purchase or lease equipment, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses.

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
The power generation, renewable energy markets, and energy storage markets in which we compete are rapidly evolving and intensely competitive.  We face formidable competition from traditional and well-capitalized fossil-fueled generator manufacturers and distributors, from established conventional wind turbine manufacturers and distributors as well as from other providers of renewable energy products and other providers of energy storage products.  Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.  They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets.  Competitors in the traditionally powered generator markets, including fossil-fueled generators, the conventional wind turbine powered generator markets, and other renewable energy markets also may be able to devote far greater resources to technology development and marketing than we can.

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

Competition in the solar PV market is intense.  We are a reseller of solar PV, and therefore largely compete on price and service as our product offerings in solar PV market are not unique.  We do not have the financial resources, expertise, customer base, or industry reputation of many of our competitors in the solar PV market, and therefore may not be able to effectively compete in the solar PV market.

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
We expect that technological advances in the processes and procedures for harnessing wind and solar energy, storing energy, and managing power will continue to occur.  As a result, there are risks that products that compete with our products could be improved or developed.  These advances could, for example, allow our competitors to produce wind turbines with better efficiency and at a lower cost than us.  In addition, processes for storing and managing renewable energy and for reducing peak rate demand charges for large electricity users are also continually under development. If we are unable to adopt or incorporate technological advances, our WindTamer® turbines and energy management and storage systems could be less efficient or effective than methods developed by our competitors, which could cause our business to become uncompetitive, which would have a material adverse affect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

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

We hold a United States patent for the design of our wind turbine and a patent that protects the ornamental design of our wind turbine’s diffuser.  We also have four pending patent applications related to the original technology and for which we have made foreign filings, and also have a patent pending for the technology on which our Power on Demand system is based.  In addition, we are developing a number of new innovations for which we intend to file patent applications.  No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued.  Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue.  Even if these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.  The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain.  Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology.  No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  In addition, filing and maintaining patent rights domestically and abroad is expensive, and we may not have sufficient financial resources to file or maintain certain of our patent rights.

We also rely on trademarks, copyrights, trade secrets, and know-how to develop, maintain, and strengthen our competitive positions. While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.  See Item 3 below, “Legal Proceedings”. Unauthorized use of our proprietary technology could harm our business.  Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.
Our business will be heavily reliant upon patented and patentable technology for our Power on Demand system, our wind turbines, and related intellectual property.  We are not aware of any infringement by us or broad claims against which we may infringe.  In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.  Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.  In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

The expiration, cancellation or reduction of federal tax benefits and state benefits for renewable energy generation would adversely affect our development.
The financial incentives that are available to purchasers of our wind turbines and other renewable energy products and systems are crucial in our development and growth.  In its Small Wind Turbine Global Market Study, the American Wind Energy Association in June 2008 concluded that the single most effective driver for the wind power industry has been, and continues to be, financial incentive programs offered by the federal government and select states.  We believe that the same is true for the solar industry.  A small number of states have reduced their incentive levels on a per-project basis in order to cut costs while assisting the same (or larger) amount of consumers, while other states have increased their incentive programs with funds from the American Recovery and Reinvestment Act passed in February 2009.  The state incentive programs are supplemented by additional federal support for the wind power industry.  For instance, there is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying small wind electric systems.  This credit is currently scheduled to expire on December 31, 2016. Additionally, there is a Federal Production Tax Credit, which provides a $.021 per kWh benefit for the first 10 years of facilities operation which is currently set to expire for wind on December 31, 2012. These credits can help make wind turbines and solar PV more attractive than other power generation products.

Since we have only recently begun to market our products and have a limited operating history, we cannot be sure that these incentives will help our products compete with other power generation products. As a result, there can be no assurance that they will be helpful.  Additionally, if these incentives or similar incentives in one or more states or the federal government are repealed, reduced or not renewed, demand for our products and future development efforts would be adversely affected.  Furthermore, the recent economic crisis, growing public concern over the high levels of government deficits or shift in the balance of political power could make the repeal, reduction, or non-renewal of these incentives by certain states or the federal government more likely.  If federal or state incentives applicable to renewable energy products are cancelled, reduced, or expire, our business and revenue may be materially adversely affected.  As a result, the value of your investment could be significantly reduced or completely lost.

Deteriorative changes in the renewable energy industry market would adversely affect our development.
Several factors have benefited the renewable energy markets, including the small wind, solar, and energy management markets.  These factors include, policy support from the state and federal legislatures, rising and volatile prices of conventional electricity, an increase of peak demand pricing on many commercial customers, consumer education, and an increased public concern for environmental issues which favor continued development and the desire of energy independence in part as a result of national security issues.  There can be no assurance that any or all of these conditions will continue to exist throughout our development and continued operation.  As a result, it is possible that these conditions could deteriorate or worsen in a manner that would adversely affect demand for our products and future development efforts, which would adversely affect our financial condition and business.  As a result, the value of your investment could be significantly reduced or completely lost.

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

Price increases in some of the key components in our products and systems could materially and adversely affect our operating results and cash flows.
The prices of some of the key components of our products and systems are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products and systems or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows.  Such price increases could occur from time to time due to spot shortages of commodities or labor, longer-term shortages due to market forces beyond our control or exchange rate fluctuations. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.

 We intend in the future to develop larger and smaller turbines for sale, which we may not successfully be able to design, which may not be marketable and which we may not be able to properly manufacture due to lack of resources or other reasons.
We believe that there is a substantial market for our larger and smaller turbines.  Although we have done significant research and development, including computer modeling, of our larger turbines, we have not designed, built and tested a turbine larger than our 3.5kW turbine or smaller than our 1kW turbine, other than our micro wind turbine. As a result, there can be no assurance that the larger or smaller turbines will provide the same or similar efficiency levels as our current turbines, and therefore may produce less energy than projected making them less attractive to potential purchasers.

In addition, the design and development of our larger and smaller turbines is costly, and we may not be able to fully fund for this design, development, and testing.  We are currently in negotiations with third parties and have submitted grant applications to various government agencies to pay for some or all of the design, development, and testing of these larger and smaller turbines, but there can be no assurances that such negotiations or grant applications will be successful.  If we are not successful in designing, developing, and testing our larger or smaller turbines, we will not be able to execute on our business plan which could have a negative effect on our results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

Further, assuming we can successfully design, develop, and test our larger and smaller turbines, manufacturing these larger turbines will be expensive and may require skills or resources that we do not possess.  The larger turbines that are currently under development are significantly larger than our current turbines, and the manufacturing, assembly, and installation procedures are likely to be different than those associated with our current turbines.   If we are not able to properly manufacture, assemble and install the larger or smaller turbines, or arrange for such, then we will not be able to execute on our business plan which could have a negative effect on our results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

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
Due to the high energy inherent in batteries that are included in our Power on Demand systems, our Mobile Renewable Power Station, our Renewable Power Station and certain of our other products, our batteries can pose certain safety risks, including the risk of fire.  We incorporate procedures that are intended to minimize safety risks, but we cannot assure that accidents will not occur.  Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at our facilities or from the use of the products by us or others, may result in significant production delays or claims for damages resulting from injuries.  In addition, any such accident could materially adversely affect our ability to sell our products, particularly since we are a company with limited sales history.  While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of accidents or losses could have a material adverse effect on our business, financial condition and results of operation.   As a result, the value of your investment could be significantly reduced or completely lost.

We provide a warranty for our products, which may result in us providing significant customer support, maintenance and repairs at significant cost to us without corresponding revenue, which could have a materially negative impact on our financial condition and results of operations.
We offer a standard warranty for our products and the components of certain of our products, and offer certain customers an extended warranty for an additional fee. We maintain a provision for warranty claims, which is evaluated on a quarterly basis.  The factors that affect our warranty reserve are the projected cost of repair and or product replacement, component life cycles, and limited historical data.  The can be no assurance that future warranty claims will be consistent with our past history and in the event that we experience a significant increase in warranty claims, there can be no assurance that our reserves would be sufficient.

In the future, we plan to offer service contracts to certain customers. If some or all of our products require repairs or maintenance, we may be required to spend significant time, money, and other resources repairing or maintaining the turbines at significant cost to us without generating any additional revenue for us.   Servicing our warranties could result in significant funds and resources being expended by us, which could have a materially negative effect on our financial condition, results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

Utility companies or governmental entities could place barriers to our entry into the marketplace that could adversely affect our business.
Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of our Power on Demand systems with the electric grid. Further, they could charge additional fees to our customers for installing such systems. These types of restrictions, fees or charges could impair our ability to sell our systems, or the ability of our customers to effectively use our systems, or they could increase the costs of operating our systems. This could make our systems less desirable, which could materially and adversely affect our business, financial condition and operating results.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.
We are currently traded on the OTC Bulletin Board, and there is currently only a limited public trading market for our common stock.  We cannot predict the extent to which investor interest in the Company will lead to the development or continuance of an active trading market or how liquid that trading market might become. If an active trading market does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all.  As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.
The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share.  The price of our common stock has been significantly less than $5.00 per share since it started publicly trading in November 2009, and is therefore considered a “penny stock.”  This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our common stock, or may adversely affect the ability of shareholders to sell their shares.

There is limited liquidity in our shares, which may adversely affect your ability to sell your shares.
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

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

In recent years, the stock market in general has experienced extreme price and volume fluctuations.  Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be accentuated if trading volume of our common stock is low.  The volatility in our stock may be combined with low trading volume.  Any or all of these above factors could adversely affect your ability to sell your shares or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.
We have a large amount of authorized but unissued common stock which our Board of Directors may issue without shareholder approval.  We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing.  We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise.   In 2010 and in 2011, we issued 2.7 million and 4.6 million, respectively, shares of our common stock, primarily in connection with private placements of such stock to fund our business. In March 2012, our Board of Directors approved the sale of up to 100 units, consisting of an aggregate 750,000 shares of our common stock and warrants to purchase an additional aggregate 100,000 shares of our common stock, the proceeds of which will be used for current operations.  Such issuances of stock have resulted in substantial dilution to our shareholders, and such dilution may continue if we fund our business with the sales of our common stock.

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

We have not in the past and we do not currently intend to pay cash dividends on our common stock.
We have never declared or paid cash dividends on our common stock. We currently intend on retaining any future earnings to fund our operations and growth and do not expect to pay cash dividends in the foreseeable future of the common stock.  Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions, and such other factors as our board of directors deem relevant.

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

In addition, our Board of Directors may authorize the issuance of a substantial number of authorized but unissued shares of common stock, approximately 488.1 million common shares as of February 28, 2012, without action by our shareholders.  The issuance of this substantial number of additional common shares may be used as an anti-takeover device without further action on the part of the shareholders.  Such issuance may dilute the voting power of existing holders of common shares.

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

Item 2.  Properties
Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, NY 14615, where we lease offices and a warehouse containing a total of 18,000 square feet of space.  We utilize the warehouse space to test, store and assemble our turbines, solar PV systems, Mobile Renewable Power Stations, and Power on Demand systems.  The lease is for a five-year term from August 1, 2010 through July 31, 2015, with a monthly rent of $5,396, which increases annually by 3% each August 1. Our landlord entered into a lease with a third party that occupies certain of the space that we previously had leased at our Rochester facility.  We are currently negotiating with our landlord for replacement space for the remaining term of our lease. We are also responsible for certain taxes and common area maintenance costs on a proportionate share basis.  In June 2010, we vacated the Geneseo, New York facility and moved to the Rochester, New York facility.   On January, 27, 2011, we entered into an agreement with our former landlord for property that we formerly leased in Geneseo, New York pursuant to which we agreed to issue to the landlord 1,500 shares of the Company’s common stock to it as satisfaction of all future rents due it.  We own or lease no other real estate.

Item 3.  Legal Proceedings
From time to time, we are involved in a variety of claims, lawsuits, investigations, proceedings, and other legal actions arising in the ordinary course of our business.  We intend to vigorously defend all claims against us.  Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition, or results of operations.  However, even if we are successful on the merits, any pending or future lawsuits, claims, or proceeding could be time consuming and expensive to defend or settle and could result in diversion of management time and operations resources, which could materially and adversely affect us.  In addition, it is possible that an unfavorable resolution of one of more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows.

On November 29, 2011, we filed a complaint in the Supreme Court of the State of New York, Monroe County, against Ultralife Corporation and against Andrew Naukam, Michael Popielec, Bradford Whitmore, Philip Fain, Peter Comerford, Steven Anderson, and John Kavazanjian, all of whom are either current or former officers and/or directors of Ultralife.  On January 17, 2012, we filed an Amended Complaint against the defendants, which asserts eight causes of action:  (1) misappropriation of trade secrets against all defendants; (2) misappropriation of an idea against all defendants; (3) unfair competition against all defendants; (4) breach of contract against Ultralife; (5) fraudulent misrepresentation against all defendants except Mr. Anderson; (6) unjust enrichment against Ultralife; (7) breach of the implied covenant of good faith and fair dealing against Ultralife; and (8) replevin against Ultralife.  The lawsuit centers on defendants’ actions in connection with Ultralife’s development of its Gen Set Eliminator System, and alleged misappropriation by defendants of our intellectual property and trade secrets related to our competing product, the Mobile Renewable Power Station.

On February 6, 2012, the individual defendants moved to dismiss our Amended Complaint in its entirety and Ultralife moved to dismiss our claims for misappropriation of trade secrets, misappropriation of an idea, fraudulent misrepresentation, unjust enrichment, and breach of the implied covenant of good faith and fair dealing.  On March 9, 2012, the Court issued an Opinion denying, in part, the defendants’ motion to dismiss and ruling that the following claims would proceed in the litigation,:  (1) misappropriation of trade secrets against all defendants; (2) misappropriation of an idea against all defendants; (3) unfair competition against all defendants; (4) breach of contract against Ultralife; (5) fraudulent misrepresentation against all defendants except Mr. Anderson; and (6) replevin.  Two claims were dismissed because they were duplicative or incompatible with other claims that the Court held would proceed in the litigation.  The following chart indicates which claims the Court dismissed and which claims the Court ruled would proceed in the litigation:

Claim	Proceed in Litigation	Dismissed
1. Misappropriation of trade secrets against Ultralife and Messrs. Naukam, Popielec, Whitmore, Fain, Comerford, Anderson, and Kavazanjian	X
2. Misappropriation of an idea against Ultralife and Messrs. Naukam, Popielec, Whitmore, Fain, Comerford, Anderson, and Kavazanjian	X
3. Unfair competition against Ultralife and Messrs. Naukam, Popielec, Whitmore, Fain, Comerford, Anderson, and Kavazanjian	X
4. Breach of contract against Ultralife	X
5. Fraudulent misrepresentation against Ultralife and Messrs. Naukam, Popielec, Whitmore, Fain, Comerford, and Kavazanjian	X
6. Unjust enrichment against Ultralife		X
7. Breach of the implied covenant of good faith and fair dealing against Ultralife		X
8. Replevin	X

We believe that we have suffered damages in excess of $60 million from the defendants’ actions, although there can be no assurance that we will recover any or all of such damages.  This action is in its early stages with the defendants not yet filing their answer, and discovery has not yet begun.

Separately, on September 23, 2011, Ultralife filed a complaint, which was amended on February 29, 2012, in the Supreme Court of New York, Wayne County, against us and a non-officer employee of us who is a former Ultralife employee.  In that action, which has been transferred to the Supreme Court of New York, Monroe County, Ultralife has asserted claims arising out of our employment of the former Ultralife employee.  We have not yet filed our answer to this action, which is in the early stages of discovery.  We believe that, even if we are unsuccessful on the merits in this litigation, it would not have a material adverse effect on our business, our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
On October 18, 2011, the Company’s Board of Directors approved, authorized and recommended to the Company’s shareholders to amend and restate the Company’s Restated Certificate of Incorporation to effect a one-for-twenty reverse split of each of the outstanding shares of the Company’s common stock.  As of November 17, 2011, holders of shares representing a majority of the aggregate voting power of the Company’s common stock delivered to the Company written consents in lieu of a special meeting of shareholders representing approximately 74% of the voting power of the Company’s stock approving the amended Restated Certificate of Incorporation thereby approving the one-for-twenty reverse stock split.  On December 27, 2011, we effected the one-for-twenty reverse stock split of our common stock.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock
Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol ASPW.

The following table provides the quarterly high and low closing prices for 2011 and 2010, with the prices being adjusted, where necessary, to reflect the 1-for-20 reverse stock split that we effected on our common stock in December 2011:

	Quarterly Closing Prices
	High	Low
2011:
Quarter ended December 31, 2011	$2.40	$1.20
Quarter ended September 30, 2011	3.60	1.80
Quarter ended June 30, 2011	4.60	3.40
Quarter ended March 31, 2011	5.00	2.40

	High	Low
2010:
Quarter ended December 31, 2010	$5.60	$2.20
Quarter ended September 30, 2010	8.60	4.20
Quarter ended June 30, 2010	9.20	3.00
Quarter ended March 31, 2010	16.60	9.20

At February 28, 2012, we had 100 holders of record.  We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2011 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	364,400	$5.20
Restricted Stock Award(2)	169,368
	533,768		110,913	(3)

Equity compensation plans not approved by stockholders(3)	0	0	0
Total	533,768	$5.20	110,913	(3)
Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011 as described in Note 5 to the Company’s financial statements.

(1)	Consists of the 2008 Equity Incentive Plan, which permits the award of stock options, restricted stock and various other stock-based awards.
(2)	The restricted stock awards do not have an exercise price and fully vest on November 15, 2012.
(3)
On December 30, 2009, the 2008 Equity Incentive Plan was amended to increase the number of shares of Common Stock available for awards from 400,000 shares to 800,000 shares. This amendment was approved by shareholders at the Company’s Annual Meeting of Shareholders in April 2010.  On March 7, 2012, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2008 Equity Incentive Plan to increase the number of shares of Common Stock available for awards from 800,000 shares to 1,550,000 shares.  This amendment is being presented to the shareholders for approval at the Company’s Annual Meeting of Shareholders in May 2012.

Recent Sales of Unregistered Securities

In November of 2011, we issued 19 units via a private placement, consisting of an aggregate of 475,000 shares of Common Stock and warrants to purchase an additional aggregate 16,625 shares of common stock, for $332,500.

In March of 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  On March 14, 2012, the Company sold 14 units, which yielded $210,000. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.  The shares were issued in a transaction not involving a public offering.  The purchasers are accredited investors as defined under the Securities Act, were knowledgeable about the Company’s operations and financial condition and had access to such information. The transactions did not involve any form of general solicitation.  The shares issued are restricted from resale and were acquired for investment purposes only.

The securities sold in the above-referenced transactions have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during 2011.

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

Overview
We are a developer, manufacturer and supplier of wind turbines and custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems.  Our diffuser-augmented wind turbine utilizes a patented technology for the production of electrical power.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, generators, fuel cells and the grid in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who deal with peak usage pricing.  We also sell a Mobile Renewable Power Station that generates energy from wind turbines, solar PV, fuel cells and generators that is stored in an onboard energy storage device for military and other applications, and a renewable power station that is a scalable system that can be containerized and drop-shipped to the end-user and assembled on-site at off-grid locations to be used as a “micro-grid”.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation, and in May 2011 we changed our name to Arista Power, Inc. Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York.  Our website is www.aristapower.com.

The WindTamer® wind turbine was invented in 2002, and in 2003 a U.S. patent was issued for the WindTamer® turbine technology.  From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology, and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.

In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease its installation and manufacturing costs.  In the first half of 2010, we developed and sold our first mobile renewable energy system for testing and use by the U.S. Army, and operated as a development stage company.  During the second half of 2010, we exited reporting as a development stage company, as a result of increased customer order bookings and sales. We also developed and sold our Power on Demand energy storage system, the first of which was commissioned in the first quarter of 2011.  In the fourth quarter of 2010, we began selling solar PV, and installed our first solar PV systems in the first quarter of 2011.

During 2011, we continued the research and development of all of our products, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station.  The development of our Power on Demand system and Mobile Renewable Power Station progressed to where we were able to increase our sales and marketing efforts of such products in late 2011.  We expect to continue research and development efforts on our products, including our Power on Demand system and Mobile Renewable Power Station, in 2012 and beyond.

 Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began hiring our management, sales and engineering teams, and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications. Throughout 2010, we also continue research and development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease its installation and manufacturing costs. In the first half of 2010, we developed and sold our first Mobile Renewable Power Station for testing and use by the U.S. Army. Substantially all of our revenue generated in 2010, with the exception of the Mobile Renewable Power Station sold to the U.S. Army, was attributable to the sales of Windtamer® turbines. In 2011, we generated revenues from sales of not only the Windtamer® turbine and Mobile Renewable Power Station, but also our patent-pending Power on Demand System, and numerous solar PV installations.

In 2011, revenues were $782,000, as compared with revenues of $494,000 in 2010. Our operating losses were $(3,998,000) and $(12,364,000) for the years ended December 31, 2011 and 2010, respectively.  Of the $(3,998,000) and $(12,364,000) operating loss in 2011 and 2010, ($1,864,000) and ($8,277,000), respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Our accumulated deficit as of December 31, 2011 was $(20,272,000).

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize  our Power on Demand system, our Mobile Renewable Power Station, our WindTamer® wind turbine, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development. The timing of our ability to generate a positive cash flow is directly dependent on the way we are able to manage these factors.

We will require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations, we may continue to seek to raise additional capital to accelerate our growth or expand our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “Risk Factors.”

Results of Operations

Results of Operations for Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. For the year ended December 31, 2011, we reported net sales of $782,000, an increase of $288,000, or 58% over 2010 revenues. Revenues for 2011 included sales across our product portfolio, including a Power on Demand system, a Mobile Renewable Power Station, and multiple turbine and solar PV installations. In 2010, sales consisted primarily of WindTamer® wind turbine installations. We initiated product sales of our turbines late in 2009, and installed several turbines during the spring of 2010. In April 2010 it became apparent that initial test results from several initial installed sites indicated that turbine performance data was not meeting our product specifications. This led to the suspension of active sales activities of turbines until the product data could be validated by wind tunnel environment testing, which we performed in May 2010.  The data generated by the wind tunnel testing and our testing of prototype/installed units was analyzed to determine the optimal product design to maximize production output.  Because of the initial uncertainty with respect to our turbine’s performance, we agreed to refund customer deposits to certain customers who requested it. Late in 2010, we finalized a more efficient blade design that improved the performance of our turbines so that they met current specifications, and we recommenced selling activities. Blade upgrades on installed customer machines has been completed.

We continue to use our expertise in power management and alternative and renewable energy and believe that by combining renewable energy with energy storage and power management, we can broaden our sales efforts and provide our customers with an attractive return on investment.  We have deposits from customers totaling approximately $112,000 as of December 31, 2011 ($255,000 as of December 31, 2010).  We expect to recognize sales associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from both NYSERDA and customer’s town officials, complete site assessments,  and  complete installations although there can be no assurance that we will be able to meet this schedule.

Gross Loss.  For the year ended December 31, 2011, our gross loss was $904,000, as compared to a gross loss of $647,000 for the year ended December 31, 2010. The increase in gross loss is attributable to increased reserve requirements for warranty and product returns and repairs, and to a full year of operations and related expenses reported as cost of sales in 2011.

Research and Development.  Research and development costs for the year ended December 31, 2011 amounted to $1,184,000, a decrease of $992,000, or 46%, when compared to the year ended December 31, 2010.  This decrease reflects the shift in the Company’s effort as we moved from a development stage company in the first half of 2010 to full-scale operations on July 1, 2010.

Selling, General and Administrative.  Selling, general and administrative expenses, or SG&A expenses, for the year ended December 31, 2011 were $2,911,000, a decrease of $6,630,000 when compared to the year ended December 31, 2010.  The decrease over the prior year was related primarily to the non-cash, non-recurring financing costs associated with the guarantee of the Company’s line of credit that occurred 2010 but not in 2011.

Gain on Debt Extinguishment. For the year ended December 31, 2011, the Company recorded a $1,000,000 non-cash gain as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan.  The Company has no obligation to the guarantors as a result of the guarantors’ repayment of the loan.

Depreciation and Amortization.  Depreciation and amortization charges were $107,000 for the year ended December 31, 2011 compared to $137,000 for the year ended December 31, 2010.  The decrease in 2011 resulted from the impairment in 2010 of leasehold improvements relating to our former headquarters in Geneseo, New York, offset by increases due to new fixed asset additions in 2011.

Other Income (Expense).  Interest expense for the year ended December 31, 2011 was $10,000 as compared to $12,000 for the year ended December 31, 2011 due the borrowing activity on our line of credit. Interest income for the year ended December 31, 2011 amounted to $2,000, and was consistent with 2010.

Net Loss.  We incurred net losses of $4,006,000 and $12,211,000 for the years ended December 31, 2011 and 2010, respectively. Results for year ended December 31, 2010 reflect several non-cash financing costs totaling $6,300,000 relating primarily to financing costs on the Company’s line of credit agreement established in April 2010, while the results for the year ended December 31, 2011 include a $1,000,000 gain for the extinguishment of indebtedness.

We continue to use our expertise in energy storage and power distribution to combine our proprietary wind turbine technology, solar PV systems, generators, and fuel cells with energy storage systems and our proprietary and patent-pending energy storage and management systems to become a market leader in the power management and renewable energy industries.  We believe that our products will be sold in the residential, commercial/industrial, government, military, portable and off-grid markets.

As of March 9, 2012, our backlog amounted to $2,704,000, and consists of orders for Power on Demand systems, solar installations and development contracts.  A portion of this backlog will be reported as revenue on an installment sales basis.

There can be no assurance that our management will be successful in completing our product development programs, implementing the continued development of a domestic and international sales force, and developing the supply chain for all of our purchased components.  These initiatives are crucial for our continued growth.

Liquidity and Capital Resources
We had a working capital deficit of $82,000 and $1,033,000 as of December 31, 2011 and 2010, respectively.  The improvement  in working capital is attributed  the extinguishment of the short-term debt during the year ended December 31, 2011, offset by the net loss generated from operations.  On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, with whom the Company had established a $1.0 million working capital line of credit in April 2010, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit was increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  The Company has no liability under the line of credit.

In addition to our $1.0 million working capital loan, our principal source of liquidity has been through private placement offerings of our common stock and warrants to purchase common stock. In 2008 and 2009, we raised $1,680,000 through the sale of stock at varying prices. (Placement costs amounted to $43,000). In November 2009, we raised $1,667,000 via the exercise by third parties of 1.7 million stock options. In June 2010, the Board of Directors approved a $1.5 million private placement offering, $1,000,000 of which was raised in June 2010, and the remaining $500,000 was completed in November 2010. In December 2010, the Board of Directors approved the sale of 115 “units”, with each “unit” consisting of 25,000 shares of common stock, and a warrant to purchase up to 875 shares of common stock at $10.00 per share. The warrant vests two years from the date of purchase, and has a ten-year term. The Company sold 48 “units” in December 2010, which yielded $840,000.  In March 2011, an additional 53 “units” were sold for a total of $927,500, and in May 2011, the remaining 14 “units” were sold for $245,000. In May 2011, our Board of Directors approved a substantially similar private placement offering plan to sell up to 115 “units”, and in July 2011, 74 “units” were sold, primarily to Officers and Directors that yielded $1,295,000.  In August 2011 an additional 22 “units” were sold for $385,000.  The final 19 “units” were sold in November 2011 for $332,500. Costs associated with these private placements were minimal.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  On March 14, 2012, the Company sold 14 units, which yielded $210,000.

We have utilized our funds to form our management, sales and engineering teams, purchase inventory to satisfy short term customer demand, and to further our research and product development. We have also used resources to develop and test our Power on Demand system and our Mobile Renewable Power Station.  We have also utilized funds to develop and launch marketing for our Company initiative to focus into broader applications of renewable energy and power management, including, but not limited to, our Power on Demand system and Mobile Renewable Power Station.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations.

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

Warranty Reserves
We maintain provisions related to normal warranty claims by customers. Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements. There is no assurance that future warranty claims will be consistent with our limited past history, and in the event that we experience as significant increase in warranty claims, our reserves may be insufficient.

Stock-Based Compensation
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

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.   Prior to there being a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Since the Company’s stock started trading on the OTCBB, the closing price on grant date has been used.   Further, the expected volatility was calculated using the historical volatility of similar public entities in the alternative wind energy industry in accordance with Question 6 of SAB Topic 14.D.1, ASC 718.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. Our actual volatility could vary from the estimate used based on these companies, which could have a material impact on future results of operations.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal controls over financial reporting during the year ended December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon our assessment, we have concluded that our internal control over financial reporting is effective based upon those criteria.

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

Item 9B.  Other Information

Unregistered Sales of Equity Securities

In November of 2011, we issued 19 units via a private placement, consisting of an aggregate of 475,000 shares of Common Stock and warrants to purchase an additional aggregate 16,625 shares of common stock, for $332,500.

In March of 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  On March 14, 2012, the Company sold 14 units, which yielded $210,000.

The terms of sales of unregistered sales of securities by us are described in Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities under the captions “Recent Unregistered Sales of Securities”

The securities referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the securities were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such units, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being acquired were being acquired for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

PART III

Item 10.  Directors and Executive Officers of the Registrant, and Corporate Governance
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11.  Executive Compensation
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)         The following documents are filed as part of this report:

(1)         The following financial statements beginning at page F-1:

1.           Reports of Independent Registered Public Accounting Firm — EFP Rotenberg LLP

2.           Balance Sheets

3.           Statements of Operations

4.           Statements of Stockholders’ Equity

5.           Statements of Cash Flows

6.           Notes to Financial Statements

(3)         Exhibits.

(b)         Exhibits.

3.1	Restated Certificate of Incorporation of Arista Power, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on December 23, 2011).

3.2	Amended and Restated By-Laws of Arista Power, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on May 20, 2011)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 Form 10 filed on November 26, 2008).

10.1
Patent Assignment dated June 4, 2002 by and between Gerald E. Brock et al., and Future Energy Solutions Inc. (n/k/a Arista Power, Inc.) (incorporated herein by reference to Exhibit 10.7 to Form 10-K/A filed on March 30, 2009).

10.2	WindTamer Corporation (n/k/a Arista Power, Inc.) Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Schedule 14A, filed on March 16, 2010)

10.3	Form of Stock Option Agreement with Non-Employee Directors under 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on November 26, 2008).

10.4	Form of Stock Option Award Agreement with Employees/Consultants under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to the Form S-1 filed on July 16, 2009).

10.5
Form of WindTamer Corporation (n/k/a Arista Power, Inc.) Stock Award Agreement under 2008 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on December 17, 2009).

10.6
Employment Agreement between WindTamer Corporation (n/k/a Arista Power, Inc.) and Gerald Brock effective as of July 14, 2009 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 16, 2009).

10.7
Employment Agreement between WindTamer Corporation (n/k/a Arista Power, Inc.) and William Schmitz, dated as of November 15, 2009 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on November 16, 2009).

10.8
Employment Agreement between WindTamer Corporation (n/k/a Arista Power, Inc.) and Mark Matthews, dated as of December 17, 2009 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 17, 2009).

10.9
Employment Agreement between WindTamer Corporation (n/k/a Arista Power, Inc.) and Adeeb Saba, dated as of December 28, 2009 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 29, 2009).

10.10
Employment Agreement between WindTamer Corporation (n/k/a Arista Power, Inc.) and Molly Hedges, dated as of March 1, 2010 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on March 2, 2010).

10.11
Employment Agreement between WindTamer Corporation (n/k/a Arista Power, Inc.) and Cherrie Mahon, dated as of February 11, 2010 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on April 20, 2010).

10.12
Loan Agreement, dated as of April 26, 2010, between WindTamer Corporation (n/k/a Arista Power, Inc.)  and First Niagara Bank , N.A. (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on April 27, 2010).

10.13
$1,000,000 Revolving Credit Note, dated as of April 26, 2010, among WindTamer Corporation (n/k/a Arista Power, Inc.) and First Niagara Bank, N.A.(incorporated by reference herein to Exhibit 10.2 to the Form 8-K on April 27, 2010).

10.14
Warrant Purchase Agreement, dated as of April 26, 2010, between WindTamer Corporation (n/k/a Arista Power, Inc.) and certain investors identified on Schedule 1 thereto (incorporated by reference herein to Exhibit 10.3 to the Form 8-K filed on April 27, 2010).

10.15
Assignment of Shares by Gerald E. Brock to WindTamer Corporation (n/k/a Arista Power, Inc.) , dated as of April 26, 2010 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on April 26, 2010).

10.16	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 30, 2010).

10.17	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on December 30, 2010).

10.18	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 10-Q filed on August 12, 2011).

10.19	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 10-Q filed on August 12, 2011).

10.19	Form of Lock-Up Agreement (incorporated by reference herein to Exhibit 10.3 to the Form 10-Q filed on August 12, 2011).

10.20*	Form of Subscription Agreement between Arista Power, Inc. and certain subscribers of units.

10.21*	Form of Warrant Agreement between Arista Power, Inc. and certain holders of warrants.

10.22*	Form of Lock-Up Agreement between Arista Power, Inc. and certain subscribers of units.

21*	Subsidiaries of Registrant

23.1*	Consent of EFP Rotenberg, LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

Date: March 15, 2012	By:	/s/ William A. Schmitz
William A. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William A. Schmitz	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
William A. Schmitz

/s/ Molly Hedges	Acting Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012
Molly Hedges

/s/ Dov Schwell	Chairman of the Board and Director	March 15, 2012
Dov Schwell

/s/ John P. Blake	Director	March 15, 2012
John P. Blake

/s/ Steven DiNunzio	Director	March 15, 2012
Steven DiNunzio

/s/ Pierre Leignadier	Director	March 15, 2012
Pierre Leignadier

/s/ George Naselaris	Director	March 15, 2012
George Naselaris

ARISTA POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arista Power, Inc.
1999 Mt. Read Boulevard
Rochester, NY 14615

We have audited the accompanying balance sheets of Arista Power, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011.  Arista Power Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arista Power Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York March 15, 2012

ARISTA POWER, INC.

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$371,132	$584,085
Accounts Receivable (Allowance for doubtful accounts $0 in 2011 and 2010)	73,312	13,260
Prepaid expenses and other current assets	346,787	130,509
Inventory	539,124	520,641
Total current assets	1,330,355	1,248,495

Intangible assets, net	33,025	35,337

Property and equipment, net	247,858	221,789

Total assets	$1,611,238	$1,505,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$889,481	$731,263
Short term debt	11,072	1,000,000
Customer deposits	112,218	254,738
Accrued liabilities	399,227	295,960
Total current liabilities	1,411,998	2,281,961
Commitments and Contingencies (Note 10)
Long term liabilities
Long term debt	39,638	0
Total long term liabilities	39,638	0

Stockholders’ equity

Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding at December 31, 2011 or December 31, 2010	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value;11,854,644 and 7,256,294 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	23,709	14,512
Additional paid-in capital	20,407,748	15,474,996
Deficit accumulated	(20,271,855)	(16,265,848)
Total stockholders’ equity/(deficit)	159,602	(776,340)

Total liabilities and stockholders’ equity	$1,611,238	$1,505,621

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Statements of Operations

	For the years ended
	December 31,	December 31,
	2011	2010
Sales	$782,378	$493,947
Cost of Goods Sold	1,686,254	1,141,300
Gross Loss	(903,876)	(647,353)
Operating Expenses:
Research and development expenses	1,183,839	2,175,712
Selling, general and administrative expenses	2,910,590	9,540,765
Gain arising from debt extinguishment	(1,000,000)

Total expenses	3,094,429	11,716,477

Loss from operations	(3,998,305)	(12,363,830)
Non-operating (revenue)/expense
Interest	7,527	10,336
Net loss before income taxes	(4,005,832)	(12,374,166)
Income taxes	175	(162,919)
Net loss	(4,006,007)	(12,211,247)
Net loss per common share - basic and diluted	(.41)	(2.17)
Weighted average number of common shares – basic and diluted	9,862,601	5,637,866

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

 ARISTA POWER, INC.

Statements of Cash Flows

	For the years ended
	December 31, 2011	December 31, 2010
Operating activities
Net loss	$(4,006,007)	$(12,211,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	107,410	137,342
Stock based compensation	1,201,878	1,680,996
Financing fees- issuance of warrants, non-cash	381,394	6,322,709
Stock issued for services and rent	173,677	135,852
Extinguishment of line of credit debt	(1,000,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(216,278)	(45,561)
Increase in trade accounts receivable	(60,052)	(13,260)
Increase in inventory	(18,483)	(473,540)
(Decrease)/ increase in customer deposits	(142,520)	159,738
Increase in trade accounts payable and accrued liabilities	272,555	705,160

Net cash used in operating activities	(3,306,426)	(3,601,811)

Investing Activities
Acquisition of fixed assets, net of impairments	(131,165)	(182,081)
Net cash used in investing activities	(131,165)	(182,081)

Financing activities
Borrowings on line of credit and long term debt, net of repayments	39,638	1,000,000
Proceeds of issuance of common stock	3,185,000	2,340,000
Net cash provided by financing activities	3,224,638	3,340,000

(Decrease) in cash	(212,953)	(443,892)

Cash – beginning of period	584,085	1,027,977

Cash – end of period	$371,132	$584,085

Supplemental Information:
Income taxes paid/(Tax credits received)	$175	$(162,919)
Interest paid	$13,249	$7,459
The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Statement of Stockholders’ Equity

	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2009	5,764,850	$11,530	$4,998,421	$(4,054,601)	$955,350
Issuance of common stock for cash	2,700,000	5,400	2,334,600		2,340,000
Retirement of common shares	(1,452,500)	(2,905)	2,905		0
Issuance of common stock for services and rent	17,357	34	135,818		135,852
Issuance of common stock under stock award	226,587	453	106,242		106,695
Stock option expense			1,574,301		1,574,301
Issuance of warrants for financing			6,322,709		6,322,709
Net loss for 2010				(12,211,247)	(12,211,247)

Balance, December 31. 2010	7,256,294	$14,512	$15,474,996	$(16,265,848)	$(776,340)

Issuance of commons stock for cash	4,550,000	9,100	3,175,900		3,185,000
Issuance of common stock for rent and services	46,500	93	173,584		173,677
Issuance of common stock under stock award	1,850	4	598,841		598,845
Stock option expense			603,033		603,033
Issuance of warrants for financing			381,394		381,394
Net loss for 2011				(4,006,007)	(4,006,007)

Balance, December 31, 2011	11,854,644	$23,709	$20,407,748	$(20,271,855)	$159,602

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Description of Business

Arista Power, Inc. (the Company) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. In May 2011, the Company changed its name to Arista Power, Inc. The name change more accurately reflects the broadening of the Company’s focus beyond the WindTamer® brand and entry into areas within the energy storage and power management industries. The Company is a developer, manufacturer and supplier of custom-designed power management systems, renewable energy storage systems, WindTamer® wind turbines, and a supplier and designer of solar energy systems.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, specific customer issues are reviewed to arrive at appropriate allowances. The allowance for doubtful accounts at December 31, 2011 and 2010 was $0 each year.

Inventory

Inventory consists of parts and sub-assemblies for Power on Demand and solar PV systems and parts for solar PV systems and wind turbines, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s production operations to bring its products to a sellable state.  The inventory as of December 31, 2011 consisted of raw materials amounting to $149,860 and work-in-process amounting to $389,264.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of December 31, 2011, the reserve amounted to $47,171 and as of December 31, 2010, no such reserve was necessary.

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

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the year ended December 31, 2011, assets totaling $13,177 were impaired. During the quarter ended June 30, 2010, the Company relocated its headquarters to a larger, more accessible location, and as a result, leasehold improvements from the previous location, totaling $86,765, were impaired, and charged to depreciation expense.

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

Research and Development Costs

All costs related to research and development are expensed when incurred, unless these costs have an alternative future value to research and development – if so they are capitalized.  Research and development costs consist of expenses to install and test turbine prototypes and test units, and to enhance the turbine current design, as well as costs associated with the development of the Company’s Power on Demand system and Mobile Renewable Power Station.  Specifically, these costs consist of labor and manufacturing materials, consultants and test facility costs.

Warranty Costs

The Company’s standard warranty on each turbine sold protects against defects in design, material and workmanship under normal use for up to a six-year period, however there are several warranties which have different terms and conditions. Warranties on solar PV systems and Power on Demand systems are offered based upon the manufacturer’s product warranty, therefore, no reserve is required for these systems. The Company provides for estimated cost of warranties at the time the revenue is recognized.  Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements.

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

ARISTA POWER, INC.

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

As of December 31, 2011, there were 364,400 stock options and 1,651,250 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company exited development stage during the quarter ended September 30, 2010 and had recognized minimal revenues prior to that date. Since its formation, the Company has incurred a cumulative net loss of $20,271,855.  The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

From 2007 through 2010, the Company raised approximately $4.0 million through multiple private placement offerings at varying prices.  The Company yielded $1.67 million from the exercise of 1.7 million stock options by third parties for the year ended December 31, 2009.  The Company established a $1.0 million line of credit with First Niagara Bank on April 26, 2010.  During 2011, the Company raised $3.2 million through several private placement sales of units that included shares of common stock and warrants to purchase common stock. In March of 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  The Company sold 14 units on March 14, 2012, which yielded $210,000.  This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of:

	December 31, 2011	December 31, 2010
Property and equipment
Equipment	$244,799	$140,444
Leasehold Improvements	0	1,950
Furniture and fixtures	38,950	40,785
Software	71,625	54,594
Product Tooling	51,373	49,034
Total property and equipment before accumulated depreciation	406,747	286,807

Less accumulated depreciation	(158,889)	(65,018)
Total property and equipment	247,858	221,789

Intangible assets
Patents	34,862	34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(6,362)	(4,050)
Total intangible assets	$33,025	$35,337

Impairments of assets for the year ended December 31, 2011 totaled $13,177. In June 2010, the Company relocated its headquarters to a larger, more accessible location, which resulted in an impairment of leasehold improvements of $86,765.  This was charged to depreciation expense for the quarter ended June 30, 2010.

Note 4 – Debt

In April 2010, the Company established a $1,000,000 line of credit with First Niagara Bank to provide the Company with liquidity in light of its limited cash flow.  The facility was secured by the guarantees of two officers of the Company and one shareholder of the Company. The line of credit interest rate was at prime rate, plus 0%.  At no time would the applicable interest rate be less than 3.25%.

The borrowings under the loan agreement were secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees were supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a former director of the Company, granted the guarantors the right to sell his shares in the Company in the event they were required to pay under the guarantees.  Mr. Brock pledged his 1,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 1,450,000 shares of our common stock at $5.00 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. The total non-cash expense for this warrant issuance was recorded during the quarter ended June 30, 2010 and amounted to $6,235,000.  At December 31, 2011, 1,087,500 warrants were vested.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On December 31, 2010, borrowings under the line of credit amounted to $1,000,000, and interest in arrears as of December 31, 2010 was $2,505.

On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, which called for a demand payment for interest of $10,976 due as of February 23, 2011 under the Company’s loan agreement. The notice provided that if the events of default were not cured by March 4, 2011, the bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements. The default was not cured by the Company by March 4, 2011. Pursuant to the loan agreement, the interest rate under the Line of Credit was increased by 6% to 9.25% as of the date of the notice. On March 12, 2011, the Company received a demand notice from First Niagara Bank, requiring payment of full indebtedness for principal and interest on the outstanding line of credit ($1,012,421) and for indebtedness on the credit card debt ($25,351) by March 17, 2011. On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011 repay the $1.0 million principal balance of the Company’s working capital revolving credit line, and accordingly, the Company recorded a $1.0 million gain on the extinguishment of the line of credit debt during the three months ended March 31, 2011.  Other than accrued interest and applicable fees, which have been fully repaid, the Company had no liability under the line of credit.

On August 24, 2011 the Company purchased a truck for $44,748, financed with a loan from Canandaigua National Bank.  The loan is guaranteed by William Schmitz, CEO of the Company, has a 60-month term, and carries a 4.99% annual interest rate.  Monthly payments are $844.

On October 14, 2011, the Company leased a copier for $9,068, financed with a loan from Canon Financial Services, Inc.  The loan, with monthly payments of $279, has a 6.76% annual interest rate and a 36-month term.  The end of term purchase option calls for a payment of the equipment’s fair market value.

Annual maturities of debt are as follows:

2012                      $11,070
2013                      $11,688
2014                      $11,782
2015                      $  9,540
2016                      $  6,629

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5 – Stockholders’ Equity

On October 18, 2011, the Company’s Board of Directors approved, authorized and recommended to the Company’s shareholders to file a Restated Certificate of Incorporation to effect a one-for-twenty reverse stock split. As of November 17, 2011, the holders of approximately 74% of the aggregate voting power of Common Stock delivered the Company written consents approving the adoption of the Restated Certificate.  On December 21, 2011, the Company filed its Restated Certificate of Incorporation with the Secretary of the State of New York, and on December 27, 2011, the one-for-twenty reverse stock split became effective.  All stock-related disclosures, including number of shares of common stock, stock options, warrants, and loss per share calculations, have been restated to reflect the one-for-twenty reverse stock split for all periods presented.

For the year ended December 31, 2011, 46,500 shares of our common stock were issued to several vendors in exchange for services totaling approximately $174,000, which included approximately 19,400 shares of our common stock issued to the Company’s landlord of its Rochester, New York  headquarters for base rent payments.

During 2011, the Company raised $3.2 million in multiple private placement sales of “units.”  Each unit cost $17,500 and consisted of 25,000 shares of common stock and a warrant to purchase 875 shares of common stock at $10 per share. The warrants fully vest two years from the date of the unit purchase, and have a ten-year term.

During the year ended December 31, 2010,  17,357 shares of our common stock were issued in exchange for services totaling approximately $136,000 provided by several vendors, which included approximately 10,600 shares issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments.

On April 26, 2010, the Company’s founder agreed to the voluntary cancellation of 1,452,500 shares of the Company’s common stock owned by him for no additional consideration. These shares were returned to authorized but unissued shares.

During 2010 we raised $2.3 million through several private placement sales of our common stock at varying prices. Certain transactions also included a warrant to purchase common stock at $10 per share.  These warrants fully vest two years after issuance, and have a ten-year term.

For the year ended December 31, 2011 and 2010, total stock option expense amounted to $603,033 and $1,574,301, respectively. In 2011, 89,150 stock options were granted, while in 2010 112,917 stock options were granted under the 2008 Equity Incentive Plan.

On December 13, 2010, the Board of Directors approved a plan whereby certain employees were issued restricted shares of common stock in lieu of future salary cash payments. The employees forfeited salary over a twelve week period to purchase the common shares, which were valued at fair market value as of the date of grant.  On March 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a change in the vesting date for restricted shares held by certain employees from April 1, 2011 to August 1, 2011. On July 29, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to change the vesting date of these restricted shares to March 1, 2012. On April 1, 2011, 55,969 shares vested, and the remaining 169,368 shares will vest fully on November 15, 2012. For the years ended December 31, 2011 and 2010, expenses totaling $594,498 and $104,192, respectively, were recorded in conjunction with this award.

Note 6 – Stock-Based Compensation

The Company has established the “2008 Equity Incentive Plan,” which is a shareholder approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.  The 2008 Equity Incentive Plan originally provided for the issuance of up to 400,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 400,000 to 800,000, and this amendment was approved by the Company’s shareholders at its Annual Meeting on April 28, 2010. In March of 2012, the Board of Directors approved an amendment to increase the number of shares available for award under the plan to 1,550,000.  This amendment is subject to shareholder vote at the Annual Meeting of Shareholders on May 9, 2012.

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

On May 17, 2010, the Board of Directors approved a modification to options held by all employees, directors and consultants, which had an exercise price greater than the closing price of the Company’s common stock on the OTCBB on May 17, 2010, were re-priced to equal the closing price of the common stock on the OTCBB as of May 17, 2010, which was $5.80.  As a result, all such options were revalued based upon this new exercise price, which generated an additional expense of $166,045 for quarter ended June 30, 2010.

For the year ended December 31, 2011, the Company recorded compensation costs for options and shares granted under the plan amounting to $1,201,878 as compared to $1,680,996 for the year ended December 30, 2010.  This expense increased basic and diluted net loss per share by $.12 for the year ended December 31, 2011 (an increase of $.30 net loss per share for the year ended December 31, 2010).

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  Expected volatility is based upon a weighted average historical volatility of the Company’s common stock, and that of peer companies operating in a similar industry.   The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options was based on its term.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Year ended
	December 31, 2011	December 31, 2010
Expected dividend yield	0%	0%
Expected stock price volatility	95-98%	50-105%
Risk-free interest rate	2.58-4.20%	2.49-4.06%
Expected life of options	2.5-9.9 Years	0.3-9.8 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	295,500	$5.60
Options granted during 2011	89,150	$3.54
Options expired/cancelled during 2011	20,250	$5.67

Outstanding at December 31, 2011	364,400	$5.20	8.1	$0
Exercisable at December 31, 2011	247,600	$5.35	7.9	$0

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these consolidated financial statements.

The weighted average fair value of options granted during twelve months ended December 31, 2011 was approximately $3.54 ($5.40 for the twelve months ended December 31, 2010, as adjusted for the revaluation of options approved by the Board of Directors on May 17, 2010).  During the twelve months ended December 31, 2011, 89,150 options were granted, 20,250 options expired or were cancelled, and no options were exercised. During the twelve months ended December 31, 2010, 112,917 options were granted, 50,500 expired or were cancelled, and no options were exercised. On May 17, 2010, the Board of Directors approved a modification to reduce the exercise price of all outstanding options which had an exercise price greater than the closing of the Company’s common stock on the OTCBB on May 17, 2010.  The modified price of the options was the closing price of the Company’s common stock price on the OTCBB on May 17, 2010, which was $5.80.

On December 13, 2010, the Board of Directors approved a restricted stock award to certain employees in lieu of future salary cash payments. The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant. On March 30, 2011 the Compensation Committee if the Company’s Board of Directors approved a change to the vesting date for restricted stock held by certain employees from April 1, 2011 to August 1, 2011.  On July 29, 2011, the Compensation Committee of the Board of Directors approved a change to the vesting date of these restricted shares to March 1, 2012. On February 28, 2012, the Compensation Committee of the Board of Directors approved a change to the vesting date for the restricted stock held by certain employees from March 1, 2012 to November 15, 2012. A total of 55,969 shares vested on April 1, 2011, and the remaining 169,368 shares will vest on November 15, 2012.

The table below summarizes the status of the Company’s restricted stock awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2010	225,337	$2.80
Vested – April 1, 2011	(55,969)	$2.80
Non-vested at December 31, 2011	169,368	$2.80
All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these consolidated financial statements.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate expense associated with the December 13, 2010 restricted stock award is $698,690, of which was $594,498 was recognized for the year ended December 31, 2011and the remaining $104,192 was expensed in 2010.

Note 7 – Warrants

Management has valued warrants at their date of issue utilizing the Black-Scholes Option Pricing Model.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life.  The expected life of warrants used was based on the term of the warrant.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

	Year ended	Year ended
	December 31, 2011	December 31, 2010
Expected dividend yield	0%	0%
Expected stock price volatility	95-98%	86-102%
Risk-free interest rate	2.34-4.24%	2.80-4.36%
Expected life of warrants	9.2-9.9 years	9.3-10 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,492,000	$ 5.00	8.3
Warrants granted during 2011	159,250	10.00	9.5
Warrants expired/cancelled during 2011	0

Outstanding at December 31, 2011	1,651,250	$5.61	8.5	$0
Exercisable at December 31, 2011	1,087,500	$5.00	8.3	$0

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these consolidated financial statements.

The weighted average fair value of warrants issued during twelve months ended December 31, 2011 was $10.00.  During the year ended December 31, 2011, 725,000 warrants vested, none expired or were cancelled, and no warrants were exercised. For the year ended December 31, 2010, 362,500 warrants vested, none expired or were cancelled, and no warrants were exercised.

Note 8 – Consulting Agreement

On May 24, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s wind turbine system.  This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’s turbine test sites.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 10,000 stock options, vesting over a one-year period.  During the year ended December 31, 2011, the Company expensed $6,746 relating to options awarded to him ($25,754 for the year ended December 31, 2010).

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted turbine. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 5,500 stock options vesting over a three-year period. The Company expensed $14,080 relating to these options for the year ended December 31, 2011, and $1,895 for the year ended December 31, 2010.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9 – Related Party Transactions

Certain services had been provided to the Company by immediate family members of a director of the Company.  These services relate to inventory production, leasehold improvements, research and development efforts and administrative wages and amounted to $71,446 for the year ended December 31, 2010.  As of December 31, 2010, there were no payments due to these related parties. There were no such transactions during 2011.

Note 10 – Commitments and Contingencies

Employment Agreements

As of December 31, 2011, the Company has employment agreements in place with five members of senior management.  The terms of the agreements are for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000 as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that  require the continued payment of the annual salary through the term of the agreement, but for a minimum of two years.  The agreements expire at varying times over the period from November 14, 2012 through March 1, 2013.

Operating Lease

On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and was scheduled to expire on October 31, 2011 with a two-year renewal option.  In June 2010, the Company relocated its headquarters from Geneseo, New York to Rochester, New York into a larger, more easily accessible location.  Inventory warehousing space and assembly capabilities at the Geneseo facility were neither large enough, nor flexible enough to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house research and development activities and administrative office space.  On January 27, 2011, the Company signed an agreement and mutual release with the landlord of the Geneseo facility, which provided for the issuance of 1,500 shares of the Company’s common stock to the landlord as settlement for the early termination of the lease.

In October 2010, a lease was executed for the Rochester facility.  The lease term is from August 2010 through July 2015.  The first year of the lease term requires monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay their proportionate share of real estate taxes and common area maintenance costs for the Rochester facility.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2012	$67,528
2013	$69,554
2014	$71,641
2015	$42,513

Our landlord entered into a lease with a third party that occupies certain of the space at our Rochester, New York facility.  We are currently negotiating with our landlord for replacement space for the remaining term of our lease.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warranty

During the years ended December 31, 2011 and 2010, the Company entered into a number of sales orders for Power on Demand systems, solar PV installations and wind turbine installations.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of December 31, 2011 amounted to $112,218 ($254,738 as of December 31, 2010) and have been included in customer deposits.  We expect to install the units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, obtain NYSERDA approvals, complete site assessments, and continue product evaluation.  The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship.  The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data.  These estimates are reviewed quarterly and are updated as new information becomes available.  The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements.  As of December 31, 2011 and 2010, a warranty reserve totaling $135,606 and $50,690, respectively, is included in the accrued liabilities section of the balance sheet. The following table summarizes the activity in the accrued warranty account:

	December 31, 2011	December 31, 2010

Balance as of beginning of year	50,690	$0
Warranty costs accrued	118,935	60,118
Settlements made	(34,019)	(9,428)

Balance as of end of year	$135,606	50,690

Note 11 - Income Taxes

Following is a summary of the components giving rise to the income tax provision (benefit) for the periods ended December 31:

	Year ended
	2011	2010
Current	$–	$–
Deferred	(1,398,479)	(4,270,152)
Less increase in allowance	1,398,479	4,270,152
Net deferred	–	–
Total income tax provisions (benefit)	$–	$–

Individual components of the deferred tax asset are as follows as of December 31:

	Year ended
	2011	2010
Net operating loss carryforwards	$3,075,986	$2,198,992
Stock based compensation	3,600,874	3,079,389
Depreciation and amortization	289,345	289,345
Other	820	820
Total	6,967,025	5,568,546
Less valuation allowance	(6,967025)	(5,568,546)
Net deferred tax assets	$–	$–

The Company has approximately $8,927,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income.  These NOLs expire at various dates through 2031. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to offset the deferred tax assets.

ARISTA POWER, INC.

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

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	Year ended
	2011	2010
Statutory United States federal rate	$(1,362,096)	$(4,151,824)
State income taxes net of federal benefit	(36,383)	(118,328)
Permanent differences, primarily resulting from stock compensation
Change in valuation reserves	1,398,479	4,270,152

Effective tax rate (%)	0	0

Actual cash payments for taxes in 2011 were $175 ($25 in 2010). In December 2011, the Company approved a Consent to Desk Audit Adjustment providing the Company with a New York State Qualified Emerging Technology Company tax credit of $159,395 for the year ended December 31, 2010.  The cash refund was received by and recorded as income by the Company in January 2012. During 2010, the Company received tax refunds of $162,944 associated with New York State Qualified Emerging Technology Company tax credits for the years ended December 31, 2009 ($132,002) and 2008 ($30,942).

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”), now ASC 740.  Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  It also provides related guidance on underecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.  In addition, the Company did not have any material unrecognized tax benefits at December 31, 2011 or 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the years ended December 31, 2011 and 2010, the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2007 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 12 – Subsequent Events

In December of 2011, the Company approved a Consent to Desk Audit Adjustment providing the Company with a New York State Qualified Emerging Technology Company tax credit of $159,395 for the year ended December 31, 2010.  The cash refund was received and recorded as income by the Company in January 2012.

In January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new Intelligent Micro-Grid.  Arista Power will develop the Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center.

In March 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant vests two years from the date of purchase of the applicable unit, and has a ten-year life.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  On March 14, 2012, the Company sold 14 units, which yielded $210,000.