Form 10-Q
period 2012-03-31
Arista Power, Inc.
filed 2012-05-07
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012 the Registrant had outstanding 12,101,987 shares common stock, $0.002 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
Balance Sheets

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets
Cash	$325,042	$371,132
Accounts Receivable (less allowance for doubtful accounts of $0 at March 31, 2012 and December 31, 2011)	370,205	73,312
Prepaid expenses and other current assets	327,055	346,787
Inventory	535,227	539,124
Total current assets	1,557,529	1,330,355

Intangible assets, net	32,447	33,025

Property and equipment, net	227,976	247,858

Total assets	$1,817,952	$1,611,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$747,925	$889,481
Customer deposits	147,770	112,218
Deferred revenue	338,549	0
Accrued warranty costs	140,074	135,606
Accrued liabilities	384,942	263,621
Current portion of long term debt	11,221	11,072
Total current liabilities	1,770,481	1,411,998

Long term liabilities
Long term debt	36,777	39,638
Total long term liabilities	36,777	39,638

Total liabilities	1,807,258	1,451,636

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at March 31, 2012 or December 31, 2011	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 12,094,487 and 11,854,644 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	24,188	23,709
Additional paid-in capital	21,089,755	20,407,748
Deficit accumulated	(21,103,249)	(20,271,855)
Total stockholders' equity	10,694	159,602

Total liabilities and stockholders' equity	$1,817,952	$1,611,238

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended March 31, 2012	Ended March 31, 2011

Sales	$311,174	$6,250
Cost of Goods Sold	495,881	228,583
Gross Loss	(184,707)	(222,333)
Operating Expenses/(Income):
Research and development expenses	146,301	360,221
Selling, general and administrative expenses	659,046	1,108,556
Gain arising from debt extinguishment	0	(1,000,000)
Total expenses	805,347	468,777
Loss from operations	(990,054)	(691,110)
Non-operating revenue/(expense)
Interest income/(expense)	(560)	(8,393)
Net loss before income taxes	(990,614)	(699,503)
Income taxes/credits	159,220	0
Net loss	$(831,394)	$(699,503)
Net loss per common share - basic and diluted	$(.07)	$(.09)
Weighted average number of common shares outstanding - basic and diluted	11,934,773	7,716,032

 Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Operating activities
Net loss	$(831,394)	$(699,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	31,535	24,988
Stock-based compensation	153,970	867,397
Financing fees- issuance of warrants, non-cash	36,662	114,887
Stock issued for services and rent	251,854	119,198
Extinguishment of line of credit debt	0	(1,000,000)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other current assets	19,732	(36,019)
(Increase)/decrease in trade accounts receivable	(296,893)	13,260
Decrease/(increase) in inventory	3,897	(87,016)
Increase in customer deposits	35,552	47,914
Increase in deferred revenue	338,549	0
Increase in accrued warranty costs	4,468	26,103
(Decrease) in trade accounts payable and accrued liabilities	(20,086)	(198,553)
Net cash provided by/(used in) operating activities	(272,154)	(807,344)

Investing Activities
Acquisition of fixed assets	(11,075)	(6,134)
Net cash used in investing activities	(11,075)	(6,134)

Financing activities
Proceeds from issuance of common stock	240,000	927,500
Borrowings on line of credit and long term debt, net of repayments	(2,861)	0
Net cash provided by financing activities	237,139	927,500

(Decrease)/increase in cash	(46,090)	114,022

Cash – beginning of period	371,132	584,085

Cash – end of period	$325,042	$698,107

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$(159,220)	$0
Interest Paid	$720	$0

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2011	11,854,644	$23,709	$20,407,748	$(20,271,855)	$159,602
Issuance of common stock	120,000	240	239,760		240,000
Issuance of common stock for goods and services	119,191	238	251,616		251,854
Issuance of warrants with private placements			36,662		36,662
Stock options and stock compensation	380	1	153,969		153,970
Share rounding for reverse stock split	272				0
Net loss for quarter				(831,394)	(831,394)
Balance, March 31, 2012	12,094,487	$24,188	$21,089,755	$(21,103,249)	$10,694

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Three-Month Period ended March 31, 2012
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Arista Power, Inc. (the “Company” or “Arista Power”) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. In May 2011, the Company changed its name to Arista Power, Inc. to reflect the broadening of the Company’s focus beyond the WindTamer® brand.  The Company is a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, WindTamer wind turbines, and a supplier and designer of solar energy systems.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2011.

Method of Accounting

The accompanying financial statements have been prepared in accordance with GAAP.  Arista Power maintains its books and prepares its financial statements on the accrual basis of accounting.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of March 31, 2012 and December 31, 2011, no such reserve is deemed necessary.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and wind turbines, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of March 31, 2012 consisted of raw materials amounting to $112,130 and work-in-process amounting to $423,097.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of March 31, 2012 and December 31, 2011, the reserve amounted to $47,171.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the three months ended March 31, 2012 no assets were impaired. For the three months ended March 31, 2011, the Company impaired assets totaling $9,439 for assets which had carrying values below the current capitalization limit.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity.

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

For research and development contracts, we recognize revenue using the proportional effort method based upon the relationship of cost incurred to date to the total estimated cost to complete the contract.  Cost elements include direct labor, materials, overhead, and outside contractor costs.  We provide for any loss that we expect to incur on these agreements when the loss is probable.

Research and Development Costs

All costs related to research and development are expensed when incurred, unless these costs have an alternative future value to research and development, in which case they are capitalized.  Research and development costs consist of expenses to enhance the WindTamer® wind turbine design, and costs associated with the development of the Company’s Power on Demand system and the Mobile Renewable Power Station.  Specifically, these costs consist of labor, materials, and consulting.

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

As of March 31, 2012, there were 461,050 stock options and 1,667,250 warrants outstanding which, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company has generated minimal sales volumes and has incurred a cumulative net loss of ($21,103,249).  The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

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

During 2011, the Company raised $3.2 million through private placement sales of “units” that included shares of commons stock and a warrant to purchase common stock. In March 2012, the Company sold 16 “units” generating $240,000, and in April and May 2012, an additional 6 units were sold for $90,000.  This working capital is not expected to be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of:

	March 31, 2012	December 31, 2011
Property and equipment
Equipment	$255,238	$244,799
Furniture and fixtures	38,950	38,950
Software	71,625	71,625
Product Tooling	51,373	51,373
Total property and equipment before accumulated depreciation	417,186	406,747

Less accumulated depreciation	(189,210)	(158,889)
Total property and equipment	$227,976	$247,858

Intangible assets
Patents	$34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(6,940)	(6,362)
Total intangible assets	$32,447	$33,025

Note 4 – Debt

In April 2010, the Company established a $1.0 million line of credit with First Niagara Bank to provide the Company with liquidity.  The facility was secured by the guarantees of two officers of the Company and one shareholder of the Company. The line of credit interest rate was at prime rate, plus 0%, but at no time would the applicable interest rate be less than 3.25%.

The borrowings under the loan agreement were secured by limited guarantees provided by two of our officers, William Schmitz and Molly Hedges, and one of our shareholders, Michael Hughes.  The guarantees were supported by cash collateral accounts maintained by the individuals at First Niagara Bank. Additionally, Gerald Brock, a former director of the Company, granted the guarantors the right to sell 1,000,000 of his shares of our common stock in the event they were required to pay under the guarantees.  Mr. Brock pledged his 1,000,000 shares of the Company’s common stock owned by him as security for his obligations to the guarantors.

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 1,450,000 shares of our common stock at $5.00 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. As of March 31, 2012, 1,087,500 of these warrants have vested.

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

On August 24, 2011, the Company purchased equipment for $44,748, financed with a loan from Canandaigua National Bank.  The loan is guaranteed by William Schmitz, our CEO, has a 60-month term, and carries a 4.99% annual interest rate.  Monthly payments are $844. On October 14, 2011, the Company leased office equipment for $9,068, financed with a loan from Canon Financial Services, Inc.  The loan, with monthly payments of $279, has a 6.76% annual interest rate and a 36 month term.  The end of term purchase option calls for a payment of the equipment’s fair market value.

Annual maturities of debt are as follows:

2012	(4/1-12/31/2012)	$8,359
2013		$11,688
2014		$11,782
2015		$9,540
2016		$6,629

Note 5 – Stockholders’ Equity

In March, 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant vests two years from the date of purchase of the applicable unit and has a ten-year life.  Each purchaser of the units has agreed not to sell any shares of common stock purchased in the private placement for at least one year.  During March 2012 the Company sold 16 units, which yielded $240,000, and in April and May 2012, the Company sold 6 units for $90,000.

On October 18, 2011, the Company’s Board of Directors approved, authorized, and recommended to the Company’s shareholders to file a Restated Certificate to effect a one for twenty reverse stock split. As of November 17, 2011, the holders of approximately 74% of the aggregate voting power of Common Stock delivered the Registrant written consents approving the adoption of the Restated Certificate.  On December 21, 2011, the Company filed its Restated Certificate of Incorporation with the Secretary of the State of New York, and on December 27, 2011, the one for twenty reverse stock split became effective.  All stock related disclosures, including number of shares of common stock, stock options, warrants, and loss per share calculations have been restated retrospectively to reflect the one for twenty reverse stock split for all periods presented.

During 2011, the Company raised $3.2 in multiple private placement sales of “units”, $928,000 of which was raised during the quarter ended March 31, 2011.  Each unit cost $17,500 and consisted of 25,000 shares of common stock and a warrant to purchase 875 shares of commons stock at $10.00 per share. The warrants fully vest two years from the date of the unit purchase, and have a ten-year term.

In 2011, the Company issued 46,500 shares of common stock to vendors for services totaling approximately $174,000, which included approximately 19,400 shares issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments. Of this amount, approximately 29,000 shares, totaling $119,000 were issued during the quarter ended March 31, 2011.

Note 6 – Stock Based Compensation

The Company has established the 2008 Equity Incentive Plan, which is a shareholder-approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan provides for the issuance of up to 800,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.   In March 2012, the Board of Directors approved an amendment to increase the number of shares available for award under the plan to 1,550,000.  This amendment is subject to shareholder vote at the Annual Meeting of Shareholders on May 9, 2012.

For the three months ended March 31, 2012, the Company recorded compensation costs for options and shares granted under the plan of $153,970, as compared to $867,397 for the three months ended March 31, 2011.

Management has valued the options at their date of grant utilizing the BlackScholes option pricing model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the quoted price for the Company’s shares on the OTCBB was used to value the underlying shares.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Expected dividend yield	0%	0%
Expected stock price volatility	96%	50-105%
Risk-free interest rate	2.68-2.7%	1.14-4.2%
Expected life of options	2.27-9.79 Years	.02-9.82 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	364,400	$5.20
Options granted during 2012	96,650	$1.31
Outstanding at March 31,2012	461,050	$4.39	8.28	$144,678
Exercisable at March 31,2012	308,400	$4.63	8.08	$78,878

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

For the three months ended March 31, 2012, the Company recorded compensation costs for options granted under the plan of $152,894, as compared to $346,434 for the three months ended March 31, 2011. Stock option grants amounted to 96,650 for the three months ended March 31, 2012 (56,650 for the three months ended March 31, 2011) while 60,800 options vested during that period. There were no options cancelled or terminated for the three months ended March 31, 2012, while 5,000 options were cancelled for the three months ended March 31, 2011. No options were exercised for the three months ended March 31, 2012 or March 31, 2011.

The weighted average fair value of options granted during the three months ended March 31, 2012 was approximately $1.31 ($4.40 for the three months ended March 31, 2011).

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to August 1, 2011. The Compensation Committee of the Company’s Board of Directors subsequently approved amendments to change the vesting date of these restricted shares to November 15, 2012.  A total of 55,969 shares vested on April 1, 2011, and the remaining 169,368 shares are scheduled to vest on November 15, 2012.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at March 31, 2012	169,368	$2.80

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these financial statements.

The aggregate expense associated with the restricted stock awards is $698,690, of which $594,498 was expensed in 2011($520,963 for the three months ended March 31, 2011) and $104,192 was expensed in 2010.

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

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31,2011
Expected dividend yield	0%	0%
Expected stock price volatility	98%	86-102%
Risk-free interest rate	2.96-3.03%	2.80-4.36%
Expected life of warrants	8.08-9.96 years	9.07-9.6 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,651,250	$5.61
Warrants granted during 2012	16,000	$10.00
Warrants expired/cancelled during 2012	0
Outstanding at March 31,2012	1,667,250	$5.65	8.22	$0
Exercisable at March 31,2012	1,087,500	$5.00	8.08	$0

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The weighted average fair value of warrants issued during three months ended March 31, 2012 and 2011 was $10.00.  During the three months ended March 31, 2012 and 2011, no warrants vested, none expired or were cancelled.   No warrants have been exercised for the three months ended March 31, 2012 and 2011.

Note 8 – Consulting Agreements

On May 24, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s ducted wind turbines. This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’ s wind turbine test sites.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 10,000 stock options, vesting over a one-year period.  For the three months ended March 31, 2011, the Company expensed $4,275 relating to these options. As of December 31, 2011, all expenses associated with this stock option grant had been recognized.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted wind turbines. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 5,500 stock options vesting over a three-year period. The Company expensed $9,632 relating to these options for the three months ended March 31, 2012, as compared to $3,911 for the three months ended March 31, 2011.

Note 9 – Commitments and Contingencies

Employment Agreements

As of March 31, 2012, the Company has employment agreements in place with five members of senior management.  The terms of the agreements are for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000, as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.  The agreements expire at varying times over the period from November 14, 2012 through March 1, 2013.

Operating Lease

On August 20, 2009, the Company entered into a lease for office space in Geneseo, New York requiring a monthly rental payment of $1,400, which commenced on November 1, 2009 and expired October 31, 2011 with a two year renewal option.  In June 2010, the Company relocated its headquarters from Geneseo, New York to Rochester, New York into a larger location.  Inventory, warehousing, and assembly space at the Geneseo facility was neither large enough, nor flexible enough, to allow for continued growth, and therefore management determined that it was prudent to move to a location that could accommodate both manufacturing and assembly growth, as well as to house research and development activities and administrative office space.  On January 27, 2011, the Company signed an agreement and mutual release with the landlord of the Geneseo facility, which provided for the issuance of 1,500 shares of the Company’s common stock as settlement for the early termination of the lease.

In October 2010, we executed a lease for the Rochester facility.  The lease term is from August 2010 through July 2015.  The first year of the lease term requires monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay its proportionate share of real estate taxes and common area maintenance costs for the Rochester facility.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2012	$67,528
2013	$69,554
2014	$71,641
2015	$42,513

Our landlord entered into a lease with a third party that will occupy certain of the space at our existing Rochester facility. We are currently negotiating with our landlord for replacement space for the remaining term of our lease.

Warranty

The Company entered into a number of sales orders for Power on Demand systems, solar installations, and wind turbine units.  Certain of these sales orders required deposits of the agreed-upon portion of the purchase price upon acceptance of the sales order.  The advance payments received as of March 31, 2012 amounted to $147,770 (the December 31, 2011 total was $112,218) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customers’ town officials, obtain New York State Energy Research Development Authority (“NYSERDA”) approvals, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of March 31, 2012 and December 31, 2011, the warranty reserve totals $140,074 and $135,606 respectively.The following table summarizes the activity in the accrued warranty account:

	March 31, 2012	December 31, 2011
Balance as of beginning of year	$135,606	$50,690
Warranty costs accrued	21,060	118,935
Settlements made	(16,592)	(34,019)
Total accrued warranty costs	$140,074	$135,606

Note 10 –Income Taxes

The Company filed its 2010 New York State corporate income tax return during March 2011, which generated a tax credit for being a Qualified Emerging Technology Company. In January of 2012, the Company received payment for this tax credit, which is reflected in results for the three months ended March 31, 2012.

Note 11- Subsequent Events

In April and May 2012, the Company sold 6 units of common stock, which yielded $90,000.

On April 20, 2012, Arista Power entered into a Business Cooperation Agreement with GEMx Technologies, Inc. (a/k/a GE Energy Storage), a unit of GE Transportation and a subsidiary of General Electric.   Pursuant to the terms of the Business Cooperation Agreement: (1) GE Energy Storage agreed to provide joint marketing support in the sales efforts of Arista Power’s Power on Demand system, which will include promoting the Power on Demand system through GE’s commercial and industrial sales channel, trade show support by GE Energy Storage, and the use by Arista Power, as pre-approved by GE Energy Storage, of GE’s logo in Arista Power’s marketing material for the Power on Demand system; (2) Arista Power agreed to utilize GE Energy Storage’s Durathon™ energy modules in its Power on Demand system; and (3) Arista Power and GE Energy Storage agreed to the terms of the Purchase Order in which Arista Power agreed to purchase Durathon™ energy modules from GE Energy Storage.

Note 12- Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force (“EITF”)”.  ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue.  However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration.  The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions.  ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB EITF”.  ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  The adoption of this pronouncement did not have an impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited historical financial statements and the related notes and the other financial information included elsewhere in this report and in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

Company Overview

We are a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, WindTamer wind turbines, and a supplier and designer of solar energy systems..  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, fuel cells, and the electric grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology, that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who are subject to peak usage pricing.  We also sell a Mobile Renewable Energy Station that generates wind and solar energy to an onboard storage unit for military and other applications, and a Renewable Power Station that is a scalable system that can be containerized and drop-shipped to the end-user and assembled onsite at off-grid locations to be used as a “micro-grid”.  Our diffuser-augmented WindTamer® wind turbine utilizes a patented technology for the production of electrical power.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation.  On May 18, 2011, we changed our name to Arista Power, Inc.  Our name change reflected management’s decision to broaden our focus beyond wind turbines.   Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York.  Our website address is www.aristapower.com.

The WindTamer® wind turbine was invented in 2002, and in 2003 a patent was issued for the WindTamer® wind turbine technology.  From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® wind turbine prototypes.  In the fourth quarter of 2009, we began selling our wind turbines.

 In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued research and development efforts on our WindTamer® wind turbine in order to increase the power production of the wind turbine and to decrease its installation and manufacturing costs.  In the first half of 2010, we developed and sold our first Mobile Renewable Power Station for testing and use by the U.S. Army, and operated as a development stage company.  During the second half of 2010, we exited reporting as a development stage company, as a result of increased customer order bookings and sales. We also developed and sold our Power on Demand energy management system, the first of which was commissioned in the first quarter of 2011.  In the fourth quarter of 2010, we began selling solar PV, and installed our first solar PV system in the first quarter of 2011.

During 2011, we continued the research and development of all of our products, with most efforts directed on our Power on Demand system and Mobile Renewable Power Station.  The development of our Power on Demand system and our Mobile Renewable Power Station progressed to where we were able to increase our sales and marketing efforts of such products late in 2011.  Thus far, in 2012, we have continued our research and development efforts of these products, and have enhanced our product marketing efforts through the attendance at numerous trade shows.

As of May 2, 2012, the Company’s current order backlog is approximately $2.5 million which consists of orders for several Power on Demand systems, solar PV systems, and wind turbines. Approximately $1.0 million of the total backlog is for orders booked in 2012.

Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® wind turbine prototypes.  In the fourth quarter of 2009, we began hiring our management, sales and engineering teams and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications.  Other than the Mobile Renewable Power Station that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® wind turbines.  In 2011, we generated revenues from the sales of not only the WindTamer® turbine and Mobile Renewable Power Station, but also our patent-pending Power on Demand system and numerous solar PV installations..

In 2010, we had revenues of $494,000, and an operating loss of $(12,364,000), which included approximately $8,277,000 of non-cash expenses primarily attributable to the issuance of warrants in conjunction with debt financing. Our 2011 revenue was $782,000, an increase of 58% over 2010 levels, while our operating loss decreased to $(3,998,000). As of December 31, 2011, our accumulated deficit was $(20,272,000)

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our Power on Demand system, our Mobile Renewable Power Station, our Renewable Power Station, and our WindTamer® wind turbines, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development. The timing of our ability to generate a positive cash flow will be directly dependent on the way we are able to succeed in managing these factors.

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

Results of Operations

Results of Operations for Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011.

Revenues

During the quarter ended March 31, 2012, we reported revenues of $311,000 as compared with revenues of $6,000 for the quarter ending March 31, 2011. The increase in sales is a result of increased solar PV installations from the quarter ended March 31, 2012 versus March 31, 2011. We have received deposits from customers totaling approximately $148,000 as of March 31, 2012. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended March 31, 2012, gross loss amounted to $185, 000 as compared to $222,000 for the quarter ended March 31, 2011.  The gross loss is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only assembly and installation of wind turbines, solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations.

Research and Development

Research and development costs for the quarter ended March 31, 2012 totaled $146,000 as compared to $360,000 for the quarter ended March 31, 2011. This decrease results from research and development funding associated with the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center in addition to a reduction of stock option expense relative to the 2010 restricted stock grant awarded to employees and expensed in the quarter ended March 31, 2011. A portion of the funding received by the Company for the Phase One development of an Intelligent Micro-Grid for REDUCE will offset operating expenses, as well as any funds received by the Company on any future phases of this project.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended March 31, 2012, were $659,000, a 41% decrease, or $450,000, when compared to the quarter ended March 31, 2011.  The decrease over the prior year was related primarily to a decrease in non-cash stock option costs and costs associated with the December 2010 restricted stock grant to employees in lieu of salary.

Gain on Debt Extinguishment

The Company recorded a $1,000,000 non-recurring gain for the quarter ended March 31, 2011, as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan.

Depreciation and Amortization

Depreciation and amortization charges were $32,000 for the quarter ended March 31, 2012, compared to $25,000 during the quarter ended March 31, 2011 due to capital purchases made to support business requirements over the last several quarters.

Other Income (Expense)

Interest expense for the quarter ended March 31, 2012 was $1,000, as compared to an expense of $8,000 for the quarter ended March 31, 2011, which related to borrowing activity on our line of credit.

Income tax credits were $159,000 for the quarter ended March 31, 2012, as we received a New York State tax refund associated with the Company’s Qualified Emerging Technology status for the tax year ended December 31, 2010. No such credit was received during the quarter ended March 31, 2011.

Net Loss

We incurred net losses of $831,000 and $700,000 for the quarters ended March 31, 2012 and 2011, respectively. Lower operating expenses for the quarter ended March 31, 2012 were offset by the $1.0 million debt extinguishment realized in the quarter ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital deficit of $213,000 as compared to a working capital of $315,000 as of March 31, 2011. The decrease in working capital is due to net losses generated from operations, offset by private placement funding.

During the quarter ending March 31, 2011, the Company generated a $1.0 million gain from the extinguishment of line of credit debt. On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, with whom the Company had established a $1.0 million working capital line of credit in April 2010, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit was increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  Other than accrued interest and applicable fees, which are being repaid, the Company has no liability under the line of credit.

In addition to our $1.0 million working capital loan, our principal source of liquidity has been through private placement offerings of our common stock and warrants to purchase common stock. From 2008-2010, the Company raised $4.0 million through private placement sales of common stock at varying prices.  Out of pocket costs associated with these private placements were minimal.  Additionally, in November 2009, 1,670,000 stock options were exercised, which yielded $1.7 million.  In 2011, the Company raised $3.2 million through sales of “units”, which included shares of common stock and a warrant to purchase common stock.  The warrant vests two years from the date of purchase and has a ten year term.  On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000, and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  In March 2012, the Company sold 16 units, which yielded $240,000, and in April and May 2012, additional $90,000 was raised through the sale of 6 units.

We have utilized our funds to form our management, sales, and engineering teams, to purchase inventory to satisfy short term customer demand, and to further our research and product development. We have used resources to develop and test our Power on Demand system and our Mobile Renewable Power Station.  We have also utilized funds to develop and launch marketing for our Company initiative to focus on broader applications of renewable energy and power management, including, but not limited to, our Power on Demand system and Mobile Renewable Power Station.

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

Critical Accounting Policies

As of March 31, 2012, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Item 1A of Part I of the Company’s 10-K filed with the Commission, for the fiscal year ended December 31, 2011, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as ofMarch 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31,2012 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

On November 29, 2011, we filed a complaint in the Supreme Court of the State of New York, Monroe County, against Ultralife Corporation (“Ultralife”) and against Andrew Naukam, Michael Popielec, Bradford Whitmore, Philip Fain, Peter Comerford, Steven Anderson, and John Kavazanjian, all of whom are either current or former officers and/or directors of Ultralife.  On January 17, 2012, we filed an Amended Complaint against the defendants, which asserts eight causes of action:  (1) misappropriation of trade secrets against all defendants; (2) misappropriation of an idea against all defendants; (3) unfair competition against all defendants; (4) breach of contract against Ultralife; (5) fraudulent misrepresentation against all defendants except Mr. Anderson; (6) unjust enrichment against Ultralife; (7) breach of the implied covenant of good faith and fair dealing against Ultralife; and (8) replevin against Ultralife.  The lawsuit centers on defendants’ actions in connection with Ultralife’s development of its Gen Set Eliminator System, and alleged misappropriation by defendants of our intellectual property and trade secrets related to our competing product, the Mobile Renewable Power Station.

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

We believe that we have suffered damages in excess of $60 million from the defendants’ actions, although there can be no assurance that we will recover any or all of such damages.  This action is in its early stages of discovery.

Separately, on September 23, 2011, Ultralife filed a complaint, which was amended on February 29, 2012, in the Supreme Court of New York, Wayne County, against us and a non-officer employee of us who is a former Ultralife employee.  In that action, which has been transferred to the Supreme Court of New York, Monroe County, Ultralife has asserted claims arising out of our employment of the former Ultralife employee.  This action is in the early stages of discovery.  We believe that, even if we are unsuccessful on the merits in this litigation, it would not have a material adverse effect on our business, our financial condition or results of operations.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March of 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  In March, 2012, the Company sold 16 units, which yielded $240,000, and in April and May 2012, an additional 6 units were sold for $90,000.

The terms of sales of unregistered sales of securities by us are described in Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities under the captions “Recent Unregistered Sales of Securities”.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

Item 6.

(a)	Exhibits:

	10.23*	Business Cooperation Agreement between Arista Power, Inc. and GEMx Technologies, LLC (a/k/a GE Energy Storage

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

May 7, 2012
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer