Form 10-Q
period 2012-06-30
Arista Power, Inc.
filed 2012-08-14
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012 the Registrant had outstanding 12,376,121 shares common stock, $0.002 par value.

ARISTA POWER, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
 Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$23,080	$371,132
Accounts Receivable (less allowance for doubtful accounts of $0 at June 30, 2012 and December 31, 2011)	343,238	73,312
Prepaid expenses and other current assets	379,926	346,787
Inventory	419,148	539,124
Total current assets	1,165,392	1,330,355

Intangible assets, net	31,869	33,025

Property and equipment, net	207,574	247,858

Total assets	$1,404,835	$1,611,238

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$853,597	$889,481
Customer deposits	64,710	112,218
Deferred revenue	146,919	0
Accrued warranty costs	140,074	135,606
Accrued liabilities	326,707	263,621
Current portion of long term debt	11,375	11,072
Total current liabilities	1,543,382	1,411,998

Long term liabilities
Long term debt	33,875	39,638
Total long term liabilities	33,875	39,638

Total liabilities	1,577,257	1,451,636

Stockholders' equity/(deficit)
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at June 30, 2012 or December 31, 2011	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value;12,334,853 and 11,854,644 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24,669	23,709
Additional paid-in capital	21,915,600	20,407,748
Deficit accumulated	(22,112,691)	(20,271,855)
Total stockholders' equity/(deficit)	(172,422)	159,602

Total liabilities and stockholders' equity/(deficit)	$1,404,835	$1,611,238

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Sales	$639,810	$193,729	$950,984	$199,979
Cost of Goods Sold	766,847	420,630	1,262,728	649,213
Gross Loss	(127,037)	(226,901)	(311,744)	(449,234)
Operating Expenses/(Income):
Research and development expenses	$112,258	$258,683	$258,559	$618,905
Selling, general and administrative expenses	769,687	500,242	1,428,733	1,608,797
Gain arising from debt extinguishment	0	0	0	(1,000,000)
Total expenses	881,945	758,925	1,687,292	1,227,702
Loss from operations	(1,008,982)	(985,826)	(1,999,036)	(1,676,936)
Non-operating revenue/(expense)
Interest income/(expense)	(460)	39	(1,020)	(8,354)
Net loss before income taxes	(1,009,442)	(985,787)	(2,000,056)	(1,685,290)
Income taxes	0	0	159,220	0
Net loss	$(1,009,442)	$(985,787)	$(1,840,836)	$(1,685,290)
Net loss per common share - basic and diluted	$(.08)	$(.11)	$(.15)	$(.20)
Weighted average number of common shares outstanding - basic and diluted	12,212,109	8,849,488	12,073,441	8,282,760

The accompanying notes are an integral part of the financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December, 2011, as described in Note 5 to these unaudited financial statements.

ARISTA POWER, INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Operating activities
Net loss	$(1,840,836)	$(1,685,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	61,502	40,583
Stock-based compensation	428,826	934,753
Financing fees- issuance of warrants, non-cash	108,132	156,047
Stock issued for services and rent	251,854	146,631
Extinguishment of line of credit debt	0	(1,000,000)
Impairment of assets	0	13,382
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(269,926)	(2,053)
(Increase) in prepaid expenses and other current assets	(33,139)	(116,286)
Decrease/(increase) in inventory	119,976	(35,279)
Decrease in customer deposits	(47,508)	(30,059)
Increase in deferred revenue	146,919	0
Increase in accrued warranty costs	4,468	0
Increase/(decrease) in trade accounts payable and accrued liabilities	27,505	(43,001)
Net cash provided by/(used in) operating activities	(1,042,227)	(1,620,572)

Investing Activities
Acquisition of fixed assets	(20,062)	(30,228)
Net cash used in investing activities	(20,062)	(30,228)

Financing activities
Proceeds from issuance of common stock	720,000	1,172,500
Payments of long term debt	(5,763)	0
Net cash provided by financing activities	714,237	1,172,500

(Decrease)/increase in cash	(348,052)	(478,300)

Cash – beginning of period	371,132	584,085

Cash – end of period	$23,080	$105,785

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$(159,220)	$0
Interest Paid	$1,341	$12,421

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2011	11,854,644	$23,709	$20,407,748	$(20,271,855)	$159,602
Issuance of common stock	120,000	240	239,760		240,000
Issuance of common stock for goods and services	119,191	238	251,616		251,854
Issuance of warrants with private placements			36,662		36,662
Stock options and stock compensation	380	1	153,969		153,970
Share rounding for reverse stock split	272				0
Net loss for quarter				(831,394)	(831,394)
Balance, March 31, 2012	12,094,487	24,188	$21,089,755	$(21,103,249)	$10,694
Issuance of common stock	240,000	480	479,520		480,000
Issuance of warrants with private placements			71,470		71,470
Stock options and stock compensation	366	1	274,855		274,856
Net loss for quarter				(1,009,442)	(1,009,442)
Balance, June 30, 2012	12,334,853	$24,669	$21,915,600	$(22,112,691)	$(172,422)

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Six-Month Period ended June 30, 2012
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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three and six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2011.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need for an allowance for doubtful account reserve.  As of June 30, 2012 and December 31, 2011, no such reserve is deemed necessary.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and wind turbines, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of June 30, 2012 consisted of raw materials amounting to $113,052 and work-in-process amounting to $306,096.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of June 30, 2012 and December 31, 2011, the reserve amounted to $63,004 and $47,171, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the six months ended June 30, 2012 no assets were impaired. For the six months ended June 30, 2011, the Company impaired assets totaling $13,382.

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

For research and development contracts, we recognize revenue using the proportional effort method based upon the relationship of cost incurred to date to the total estimated cost to complete the contract.  Cost elements include direct labor, materials, overhead, and outside contractor costs. The excess of amounts billed on a milestone basis versus the amounts recorded as revenue on a proportional effort basis is classified as deferred revenue. We provide for any loss that we expect to incur on these agreements when the loss is probable.

The Company’s top customer accounted for approximately 64% of revenues for the three and six months ended June 30, 2012, and this customer’s accounts receivable balance amounted to 62% of the total accounts receivable as of June 30, 2012.

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

As of June 30, 2012, there were 517,400 stock options and 1,699,250 warrants outstanding which, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company has generated minimal sales volumes and has incurred a cumulative net loss of ($22,112,691).  The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

From 2007 through 2010, the Company raised approximately $4.1 million through multiple private placement offerings at varying prices.  The Company yielded $1.67 million from the exercise of 1.67 million stock options for the year ended December 31, 2009.  The Company established a $1.0 million line of credit with First Niagara Bank on April 26, 2010. On March 17, 2011, the Company received written notice from the Guarantors of the loan agreement (two Company officers and one shareholder) that the Guarantors were required by First Niagara Bank to repay the $1.0 million principal balance of the Company’s line of credit.  The Company has no liability to the Guarantors as a result of the repayment by the Guarantors of the line of credit.  Other than accrued interest and applicable fees, which have been fully repaid, the Company had no liability to the Lender under the line of credit. As a result of this debt extinguishment, the Company recorded a $1.0 million non-cash gain during the three months ended March 31, 2011.

During 2011, the Company raised $3.2 million through private placement sales of “units” that included shares of common stock and a warrant to purchase common stock. In March 2012, the Company sold 16 units generating $240,000, and in April, May and June 2012, an additional 32 units were sold for $480,000. In July 2012, the Company sold 5 units to raise $75,000. This working capital is not expected to be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of:

	June 30, 2012	December 31, 2011
Property and equipment
Equipment	$264,861	$244,799
Furniture and fixtures	38,950	38,950
Software	71,625	71,625
Product Tooling	51,373	51,373
Total property and equipment before accumulated depreciation	426,809	406,747

Less accumulated depreciation	(219,235)	(158,889)
Total property and equipment	$207,574	$247,858

Intangible assets
Patents	$34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(7,518)	(6,362)
Total intangible assets	$31,869	$33,025

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

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 1,450,000 shares of our common stock at $5.00 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. As of June 30, 2012, all of these warrants have vested.

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

Annual maturities of debt are as follows:

2012	(7/1/2012-12/31/2012)	$5,610
2013		$11,688
2014		$11,782
2015		$9,540
2016		$6,629

Note 5 – Stockholders’ Equity

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant vests two years from the date of purchase of the applicable unit and has a ten-year life.  Each purchaser of the units has agreed not to sell any shares of common stock purchased in the private placement for at least one year.  During March 2012 the Company sold 16 units, which yielded $240,000, and in April, May and June 2012, the Company sold 32 units for $480,000.  In July 2012, the Company sold 5 units for $75,000.

In March 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.  In August 2012, 3,768 shares of our common stock were issued to a strategic vendor for services totaling $7,160.

On October 18, 2011, the Company’s Board of Directors approved, authorized, and recommended to the Company’s shareholders to file a Restated Certificate to effect a one for twenty reverse stock split. As of November 17, 2011, the holders of approximately 74% of the aggregate voting power of Common Stock delivered to the Registrant written consents approving the adoption of the Restated Certificate.  On December 21, 2011, the Company filed its Restated Certificate of Incorporation with the Secretary of the State of New York, and on December 27, 2011 the one for twenty reverse stock split became effective.  All stock related disclosures, including number of shares of common stock, stock options, warrants, and loss per share calculations have been restated retrospectively to reflect the one for twenty reverse stock split for all periods presented.

During 2011, the Company raised $3.2 million in multiple private placement sales of “units”, $1.2 million of which was raised during the six months ended June 30, 2011.  Each unit cost $17,500 and consisted of 25,000 shares of common stock and a warrant to purchase 875 shares of common stock at $10.00 per share. The warrants fully vest two years from the date of the unit purchase, and have a ten-year term.

In 2011, the Company issued 46,500 shares of common stock to vendors for services totaling approximately $174,000, which included approximately 19,400 shares issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments. Of this amount, approximately 37,000 shares, totaling $147,000 were issued during the six months ended June 30, 2011.

Note 6 – Stock Based Compensation

The Company has established the 2008 Equity Incentive Plan, which is a shareholder-approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants. The 2008 Equity Incentive Plan provides for the issuance of up to 800,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant. In March 2012, the Board of Directors approved an amendment to increase the number of shares available for award under the plan to 1,550,000.  This amendment was approved by shareholders at the Annual Meeting of Shareholders held on May 9, 2012.

For the six months ended June 30, 2012, the Company recorded compensation costs for options and shares granted under the plan of $428,826, as compared to $934,753 for the six months ended June 30, 2011.

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

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

Expected dividend yield	0%	0%
Expected stock price volatility	96-97%	97-98%
Risk-free interest rate	2.59-2.70%	3.91-4.20%
Expected life of options	2.0-9.9 Years	3.0-9.9 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	364,400	$5.20
Options granted during 2012	175,000	$2.04
Options cancelled/expired during 2012	(22,000)	5.76
Outstanding at June 30, 2012	517,400	$4.11	8.32	$144,678
Exercisable at June 30, 2012	368,000	$4.20	8.29	$78,878

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

For the six months ended June 30, 2012, the Company recorded compensation costs for options granted under the plan of $426,730 as compared to $409,011 for the six months ended June 30, 2011. Stock option grants amounted to175,000 for the six months ended June 30, 2012 (60,400 for the six months ended June 30, 2011) while 140,400 options vested during that period, and 22,000 options were cancelled or terminated for the six months ended June 30, 2012 (20,250 options were cancelled for the six months ended June 30, 2011). No options were exercised for the six months ended June 30, 2012 or 2011.

The weighted average fair value of options granted during the six months ended June 30, 2012 was approximately $2.04 ($4.40 for the six months ended June 30, 2011).

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

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at June 30, 2012	169,368	$2.80

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these financial statements.

The aggregate expense associated with the restricted stock awards is $698,690, of which $594,498 was expensed in 2011($525,636 for the six months ended June 30, 2011) and $104,192 was expensed in 2010.

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

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Expected dividend yield	0%	0%
Expected stock price volatility	97-98%	97-98%
Risk-free interest rate	2.32-3.03%	3.95-4.24%
Expected life of warrants	7.8-9.9 years	8.8-9.9 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,651,250	$5.61
Warrants granted during 2012	48,000	$10.00
Warrants expired/cancelled during 2012	0
Outstanding at June 30,2012	1,699,250	$5.73	8.04	$0
Exercisable at June 30, 2012	1,087,500	$5.00	7.83	$0

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The weighted average fair value of warrants issued during six months ended June 30, 2012 and 2011 was $10.00.  During the six months ended June 30, 2012 and 2011, no warrants vested, none expired or were cancelled.   No warrants have been exercised for the six months ended June 30, 2012 and 2011.

Note 8 – Consulting Agreements

On May 24, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s ducted wind turbines. This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’ s wind turbine test sites.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 10,000 stock options, vesting over a one-year period.  For the six months ended June 30, 2011, the Company expensed $6,746 relating to these options. As of December 31, 2011, all expenses associated with this stock option grant had been recognized.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted wind turbines. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 5,500 stock options vesting over a three-year period. The Company expensed $9,632 relating to these options for the six months ended June 30, 2012, as compared to $7,822 for the six months ended June 30, 2011.

On July 30, 2012, the Company entered into an agreement with an individual to become a technical consultant and to assist in the further development of the Company’s intelligent microgrid system. The individual is currently a professor of electrical engineering at Rochester Institute of Technology in Rochester, NY.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual is eligible to receive up to 20,000 shares of restricted stock based upon the completion of certain performance milestones.

Note 9 – Commitments and Contingencies

Employment Agreements

As of June 30, 2012, the Company has employment agreements in place with five members of senior management.  The terms of the agreements are for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000, as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.  The agreements expire at varying times over the period from November 14, 2012 through March 1, 2013.

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

Our landlord entered into a lease with a third party that will occupy certain of the space at our existing Rochester facility. We are negotiating with our landlord.

Warranty

The Company entered into a number of sales orders for Power on Demand systems, solar installations, and wind turbine units.  Certain of these sales orders required deposits of the agreed-upon portion of the purchase price upon acceptance of the sales order.  The advance payments received as of June 30, 2012 amounted to $64,710 (the December 31, 2011 total was $112,218) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customers’ town officials, obtain New York State Energy Research Development Authority (“NYSERDA”) approvals, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of June 30, 2012 and December 31, 2011, the warranty reserve totals $140,074 and $135,606 respectively. The following table summarizes the activity in the accrued warranty account:

	June 30, 2012	December 31, 2011
Balance as of beginning of year	$135,606	$50,690
Warranty costs accrued	32,816	118,935
Settlements made	(28,348)	(34,019)
Total accrued warranty costs	$140,074	$135,606

Note 10 –Income Taxes

The Company filed its 2010 New York State corporate income tax return during March 2011, which generated a tax credit for being a Qualified Emerging Technology Company. In January of 2012, the Company received payment for this tax credit, which is reflected in results for the six months ended June 30, 2012.

Note 11- Subsequent Events

In July 2012, we sold 5 units of our common stock which yielded $75,000.  In August 2012, we issued 3,768 shares of our common stock to a strategic vendor for service totaling $7,168.

Note 12- Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Furthermore, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of ASU No. 2011-05’s requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income so that the FASB can reconsider those requirements during calendar 2012. These standards were effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. Our adoption of these standards during the  2012 did not have a significant impact on our financial statements, as we currently do not have any adjustments to net income in the determination of such comprehensive income.

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

As of August 7, 2012, the Company’s current order backlog is approximately $2.2 million which consists of orders for several Power on Demand systems, solar PV systems, and development contracts. Approximately $.8 million of the total backlog is for orders booked in 2012. Total orders booked to date in 2012 amount to $1.5 million.

Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® wind turbine prototypes.  In the fourth quarter of 2009, we began hiring our management, sales and engineering teams and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications.  Other than the Mobile Renewable Power Station that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® wind turbines.  In 2011, we generated revenues from the sales of not only the WindTamer® turbine and Mobile Renewable Power Station, but also our patent-pending Power on Demand system and numerous solar PV installations.

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our Power on Demand system, our Mobile Renewable Power Station, our Renewable Power Station, and our WindTamer® wind turbines, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market developments. The timing of our ability to generate a positive cash flow will be directly dependent on the way we are able to succeed in managing these factors.

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

Results of Operations

Results of Operations for Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011.

Revenues

During the quarter ended June 30, 2012, we reported revenues of $640,000 as compared with revenues of $194,000 for the quarter ending June 30, 2011. The 230% increase in revenues is attributable to the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering.

We have received deposits from customers totaling approximately $65,000 as of June 30, 2012. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended June 30, 2012, gross loss amounted to $127,000 as compared to $227,000 for the quarter ended June 30, 2011.  The improvement in gross loss is attributable to sales volume increases as well as favorable margins on our solar “PV” installations.

Research and Development

Research and development costs for the quarter ended June 30, 2012 totaled $112,000 as compared to $259,000 for the quarter ended June 30, 2011. This decrease results from research and development funding associated with the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) contract award. A portion of the funding received by the Company for the Phase One development of an Intelligent Micro-Grid for REDUCE will offset operating expenses, as well as any funds received by the Company on any future phases of this project.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended June 30, 2012, were $770,000, as compared to $500,000 for the quarter ended June 30, 2011.  The increase over the prior year was related primarily to an increase in selling expenses to support our expanded sales and marketing efforts, and in non-cash stock option costs for an award to non-employee directors in May 2011.

Depreciation and Amortization

Depreciation and amortization charges were $30,000 for the quarter ended June 30, 2012, compared to $28,000 during the quarter ended June 30, 2011 due to capital purchases made to support business requirements over the last several quarters.

Other Income (Expense)

Interest expense for the quarters ended June 30, 2012 and 2011 was minimal.

Net Loss

We incurred net losses of $1,009,000 and $986,000 for the quarters ended June 30, 2012 and 2011, respectively. Improved sales margins were offset by higher sales and administrative expenses, primarily due to an increase in non-cash stock option expense.

Results of Operations for Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Revenues

During the six months ended June 30, 2012, we reported revenues of $951,000 as compared with revenues of $200,000 for the six months ended June 30, 2011. The increase in revenues is attributable to the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering, as well as an increase in the sale of solar “PV” systems, which were added to the Company’s product portfolio in December, 2010.

We have received deposits from customers totaling approximately $65,000 as of June 30, 2012. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the six months ended June 30, 2012, gross loss amounted to $312,000 as compared to $449,000 for the six months ended June 30, 2011.  The improvement in gross loss is attributable to sales volume increases, as well as profitable margins recognized on our solar “PV” installations.

Research and Development

Research and development costs for the six months ended June 30, 2012 totaled $259,000 as compared to $619,000 for the six months ended June 30, 2011. This decrease results from research and development funding associated with the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) contract award. A portion of the funding received by the Company for the Phase One development reduced operating expenses.  Additionally for the six months ended June 30, 2011, there was a non-cash expense associated with the award of restricted stock to employees that did not recur in 2012.

Selling, General and Administrative

Selling, general and administrative expenses, for the six months ended June 30, 2012, were $1,429,000, as compared to $1,609,000 for the six months ended June 30, 2011.  The decrease in year over year expenses was related primarily to the non cash expenses associated with the award of restricted stock to employees in 2011, and to a reduction in 2012 non-cash financing fees associated with multiple private placements.

Depreciation and Amortization

Depreciation and amortization charges were $62,000 for the six months ended June 30, 2012, compared to $41,000 during the six months ended June 30, 2011 due to capital purchases made to support business requirements over the last several quarters.

Gain on Debt Extinguishment

The Company recorded a $1,000,000, non-recurring, non-cash gain for the six months ended June 30, 2011, as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan. The Company had no obligation to the guarantors as a result of the repayment of the loan.

Other Income (Expense)

Interest expense for the six months ended June 30, 2012 was $1,000, as compared to an expense of $8,000 for the six months ended June 30, 2011, which related to borrowing activity on our line of credit.

Income tax credits were $159,000 for the six months ended June 30, 2012, as we received a New York State tax refund associated with the Company’s Qualified Emerging Technology status for the tax year ended December 31, 2010. No such credit was received during the six months ended June 30, 2011.

Net Loss

We incurred net losses of $1,841,000 and $1,685,000 for the six months ended June 30, 2012 and 2011, respectively. Higher sales and improved gross loss, coupled with a decrease in operating expenses in 2012 was offset by the 2011 $1,000,000 gain on debt extinguishment recorded during February 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $378,000 as compared to a working capital deficit of $285,000 as of June 30, 2011. The decrease in working capital is due to net losses generated from operations, offset by private placement funding.

During the quarter ending March 31, 2011, the Company generated a $1.0 million gain from the extinguishment of line of credit debt. On February 26, 2011, the Company received a notice of potential opportunity to cure default from First Niagara Bank, with whom the Company had established a $1.0 million working capital line of credit in April 2010, which included a demand payment for interest due of $10,976 as of February 23, 2011 under the Company’s loan agreement.  The notice provided that if the events of default were not cured by March 4, 2011, First Niagara Bank, at its sole discretion, may accelerate or demand payment in full of the obligations and take all enforcement actions or otherwise implement remedies under the applicable loan agreements.  The default was not cured by the Company by March 4, 2011.  Pursuant to the loan agreement, the interest rate under the line of credit was increased by 6% to 9.25% as of the date of the notice.  On  March 12, 2011, we received a demand notice from First Niagara Bank, demanding payment for full indebtedness to the bank including line of credit principal and interest of $1,012,421, and credit card debt of $25,351 by no later than March 17, 2011.  On March 17, 2011, the Company received written notification from the guarantors of the loan agreement that the guarantors were required by the lender, and did, on March 17, 2011, repay the $1.0 million principal balance of the Company’s working capital revolving line of credit with the Lender.  The Company has no liability to the guarantors as a result of the repayment by the guarantors of the line of credit.  Other than accrued interest and applicable fees, which have been repaid, the Company has no liability under the line of credit.

In addition to our $1.0 million working capital loan, our principal source of liquidity has been through private placement offerings of our common stock and warrants to purchase common stock. From 2008-2010, the Company raised $4.0 million through private placement sales of common stock at varying prices.  Out of pocket costs associated with these private placements were minimal.  Additionally, in November 2009, 1,670,000 stock options were exercised, which yielded $1.7 million.  In 2011, the Company raised $3.2 million through sales of “units”, which included shares of common stock and a warrant to purchase common stock.  The warrant vests two years from the date of purchase and has a ten year term.  On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000, and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  In March through June, 2012, the Company sold 48 units, which yielded $720,000, and in July 2012, 5 units were sold for $75,000.

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

Critical Accounting Policies

As of June 30, 2012, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March of 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854, and in August of 2012 an additional 3,768 shares of our common stock were issued to one of these vendors for services totaling $7,160.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  From March through June 2012, the Company sold 48 units, which yielded $720,000, and in July 2012, an additional 5 units were sold for $75,000.

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

August 14, 2012
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer