Form 10-Q
period 2012-09-30
Arista Power, Inc.
filed 2012-11-13
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012 the Registrant had outstanding 12,386,633 shares common stock, $0.002 par value.

ARISTA POWER, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
 Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$55,533	$371,132
Accounts Receivable (less allowance for doubtful accounts of $0 at September 30, 2012 and December 31, 2011)	226,629	73,312
Prepaid expenses and other current assets	379,200	346,787
Deferred Debt Discount	500,000	0
Inventory	448,795	539,124
Total current assets	1,610,157	1,330,355

Intangible assets, net	31,291	33,025

Property and equipment, net	179,324	247,858

Total assets	$1,820,772	$1,611,238

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Accounts payable	$932,873	$889,481
Borrowings under line of credit, net of unamortized discount	15,688	0
Customer deposits	198,757	112,218
Accrued payroll	125,995	51,635
Accrued warranty costs	140,074	135,606
Accrued liabilities	397,763	211,986
Current portion of long term debt	11,530	11,072
Total current liabilities	1,822,680	1,411,998

Long term liabilities
Long term debt	30,933	39,638
Total long term liabilities	30,933	39,638

Total liabilities	1,853,613	1,451,636

Stockholders' equity/(deficit)
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at September 30, 2012 or December 31, 2011	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value;12,376,633 and 11,854,644 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24,753	23,709
Additional paid-in capital	22,872,445	20,407,748
Deficit accumulated	(22,930,039)	(20,271,855)
Total stockholders' equity/(deficit)	(32,841)	159,602

Total liabilities and stockholders' equity/(deficit)	$1,820,772	$1,611,238

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales	$376,766	$254,369	$1,327,750	$454,347
Cost of Goods Sold	466,765	410,560	1,729,493	1,059,772
Gross Loss	(89,999)	(156,191)	(401,743)	(605,425)
Operating Expenses/(Income):
Research and development expenses	$147,490	$270,593	$406,049	$889,498
Selling, general and administrative expenses	561,182	686,751	1,989,915	2,295,548
Gain arising from debt extinguishment	0	0	0	(1,000,000)
Total expenses	708,672	957,344	2,395,964	2,185,046
Loss from operations	(798,671)	(1,113,535)	(2,797,707)	(2,790,471)
Non-operating revenue/(expense)
Interest income/(expense)	(18,677)	759	(19,372)	(7,595)
Net loss before income taxes	(817,348)	(1,112,776)	(2,817,079)	(2,798,066)
Income taxes	0	0	158,895	0
Net loss	$(817,348)	$(1,112,776)	$(2,658,184)	$(2,798,066)
Net loss per common share - basic and diluted	$(.07)	$(.10)	$(.22)	$(.30)
Weighted average number of common shares outstanding - basic and diluted	12,375,206	11,189,190	12,174,029	9,251,570

The accompanying notes are an integral part of the financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December, 2011, as described in Note 5 to these unaudited financial statements.

ARISTA POWER, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Operating activities
Net loss	$(2,658,184)	$(2,798,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	90,969	73,581
Stock-based compensation	495,518	1,039,737
Financing fees- issuance of warrants, non-cash	116,207	353,132
Stock issued for services and rent	259,014	168,120
Extinguishment of line of credit debt	0	(1,000,000)
Impairment of assets	2,077	3,876
Amortization of debt discount	15,688	0
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(153,316)	(105,420)
(Increase) in prepaid expenses and other current assets	(32,413)	(110,262)
Decrease in inventory	90,329	121,474
Increase/(decrease) in customer deposits	86,539	(133,812)
Increase in accrued warranty costs	4,468	69,403
Increase/(decrease) in trade accounts payable and accrued liabilities	303,988	(173,900)
Net cash provided by/(used in) operating activities	(1,379,116)	(2,492,137)

Investing Activities
Acquisition of fixed assets	(22,778)	(117,630)
Net cash used in investing activities	(22,778)	(117,630)

Financing activities
Proceeds from issuance of common stock	795,000	2,852,500
Borrowings on line of credit and long term debt, net of repayments	291,295	44,090
Net cash provided by financing activities	1,086,295	2,896,590

(Decrease)/increase in cash	(315,599)	286,823

Cash – beginning of period	371,132	584,085

Cash – end of period	$55,533	$870,908

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$325	$0
Interest Paid	$2,139	$8,962

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity/(Deficit)

Balance, December 31, 2011	11,854,644	$23,709	$20,407,748	$(20,271,855)	$159,602
Issuance of common stock	120,000	240	239,760		240,000
Issuance of common stock for goods and services	119,191	238	251,616		251,854
Issuance of warrants with private placements			36,662		36,662
Stock options and stock compensation	380	1	153,969		153,970
Share rounding for reverse stock split	272				0
Net loss for quarter				(831,394)	(831,394)
Balance, March 31, 2012	12,094,487	24,188	$21,089,755	$(21,103,249)	$10,694
Issuance of common stock	240,000	480	479,520		480,000
Issuance of warrants with private placements			71,470		71,470
Stock options and stock compensation	366	1	274,855		274,856
Net loss for quarter				(1,009,442)	(1,009,442)
Balance, June 30, 2012	12,334,853	$24,669	$21,915,600	$(22,112,691)	$(172,422)
Issuance of common stock	37,500	75	74,925		75,000
Issuance of common stock for goods and services	3,768	8	7,152		7,160
Issuance of warrants with private placements			8,075		8,075
Issuance of warrants with revolving line of credit facility			800,000		800,000
Stock options and stock compensation	512	1	66,693		66,694
Net loss for quarter				(817,348)	(817,348)
Balance, September 30, 2012	12,376,633	24,753	22,872,445	(22,930,039)	(32,841)

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Nine-Month Period ended September 30, 2012
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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2011.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need for an allowance for doubtful account reserve.  As of September 30, 2012 and December 31, 2011, no such reserve is deemed necessary.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and wind turbines, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of September 30, 2012 consisted of raw materials amounting to $142,699 and work-in-process amounting to $306,096.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of September 30, 2012 and December 31, 2011, the reserve amounted to $63,004 and $47,171, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the nine months ended September 30, 2012 assets totaling $2,077 were impaired. For the nine months ended September 30, 2011, the Company impaired assets totaling $3,876.

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

The Company’s top customer accounted for approximately 83% and 69% of revenues, respectively for the three and nine months ended September 30, 2012, and this customer’s accounts receivable balance amounted to 73% of the total accounts receivable as of September 30, 2012.

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

As of September 30, 2012, there were 519,400 stock options and 2,204,250 warrants outstanding which, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company has generated minimal sales volumes and has incurred a cumulative net loss of ($22,930,039).  The minimal sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

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

During 2011, the Company raised $3.2 million through private placement sales of “units” that included shares of common stock and a warrant to purchase common stock. For the first six months of 2012, the Company sold 48 units which generated $720,000 and in July 2012, the Company sold an additional 5 units to raise $75,000. On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc., providing for a $500,000 working capital revolving line of credit. The note bears interest at 10% and matures on September 4, 2013. This working capital is not expected to be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of:

	September 30, 2012	December 31, 2011
Property and equipment
Equipment	$261,232	$244,799
Furniture and fixtures	38,950	38,950
Software	71,625	71,625
Product Tooling	51,373	51,373
Total property and equipment before accumulated depreciation	423,180	406,747

Less accumulated depreciation	(243,856)	(158,889)
Total property and equipment	$179,324	$247,858

Intangible assets
Patents	$34,862	$34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(8,096)	(6,362)
Total intangible assets	$31,291	$33,025

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

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 1,450,000 shares of our common stock at $5.00 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. As of September 30, 2012, all of these warrants have vested.

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

On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually.  The note matures on September 4, 2013. Borrowings under the line of credit amount to $300,000 as of September 30, 2012. In connection with the line of credit facility, the Company issued 500,000 warrants to purchase the Company’s common stock at $1.60 per share. The warrants vest immediately and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $15,688 for the three months and nine months ended September 30, 2012.

Annual maturities of debt are as follows:

2012	(10/1/2012-12/31/2012)	$2,815
2013		$311,688
2014		$11,782
2015		$9,540
2016		$6,629

Note 5 – Stockholders’ Equity

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant vests two years from the date of purchase of the applicable unit and has a ten-year life.  Each purchaser of the units has agreed not to sell any shares of common stock purchased in the private placement for at least one year.  In 2012, through June 30, 2012, the Company sold 48 units, which yielded $720,000 and in July 2012, the Company sold 5 units for $75,000.

In March 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.  In August 2012, 3,768 shares of our common stock were issued to a strategic vendor for services totaling $7,160. On November 1, 2012, the Company issued 10,000 shares of common stock for professional services.

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

During 2011, the Company raised $3.2 million in multiple private placement sales of “units”, $2.9 million of which was raised during the nine months ended September 30, 2011.  Each unit cost $17,500 and consisted of 25,000 shares of common stock and a warrant to purchase 875 shares of common stock at $10.00 per share. The warrants fully vest two years from the date of the unit purchase, and have a ten-year term.

In 2011, the Company issued 46,500 shares of common stock to vendors for services totaling approximately $174,000, which included approximately 19,400 shares issued to the Company’s landlord of its Rochester, New York headquarters for base rent payments. Of this amount, approximately 44,000 shares, totaling $168,000 were issued during the nine months ended September, 2011.

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

For the nine months ended September 30, 2012, the Company recorded compensation costs for options and restricted shares granted under the plan of $495,518, as compared to $1,039,737 for the nine months ended September 30, 2011.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

Expected dividend yield	0%	0%
Expected stock price volatility	96-97%	95-98%
Risk-free interest rate	2.37-2.70%	2.9-4.19%
Expected life of options	1.8-9.8 Years	2.8-10 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	364,400	$5.20
Options granted during 2012	178,000	$2.05
Options cancelled/expired during 2012	(23,000)	5.74
Outstanding at September 30, 2012	519,400	$4.10	8.08	$126,478
Exercisable at September 30, 2012	378,500	$4.18	8.05	$82,728

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

For the nine months ended September 30, 2012, the Company recorded compensation costs for options granted under the plan of $492,466 as compared to $512,987 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, stock option grants totaled 178,000 (80,400 for the nine months ended September 30, 2011), 150,900 options vested and 23,000 options were cancelled or terminated (20,250 options were cancelled for the nine months ended September 30, 2011). No options were exercised for the nine months ended September 30, 2012 or 2011.

The weighted average fair value of options granted during the nine months ended September 30, 2012 was approximately $2.05 ($4.00 for the nine months ended September 30, 2011).

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to August 1, 2011, and then to November 15, 2012. The Compensation Committee of the Company’s Board of Directors subsequently approved amendments to change the vesting date of these restricted shares to August 20, 2013.  A total of 55,969 shares vested on April 1, 2011, and the remaining 169,368 shares are scheduled to vest on August 20, 2013.

On November 9, 2011, the Compensation Committee approved the payment of one employee’s commission of up to 50% in restricted stock at the employee’s discretion. For the nine months ended September 30, 2012, the Company expensed $3,052 for costs related to this restricted stock grant. No costs related to this restricted stock grant were expensed for the nine months ending September 30, 2011.
.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at September 30, 2012	169,368	$2.80

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these financial statements.

For the nine months ended September 30, 2012 and 2011, the aggregate expense associated with the restricted stock awards is $3,052 and $526,750, respectively.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Expected dividend yield	0%	0%
Expected stock price volatility	97-98%	95-98%
Risk-free interest rate	2.06-3.03%	2.91-4.24%
Expected life of warrants	7.6-9.9 years	8.8-9.9 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,651,250	$5.61
Warrants granted during 2012	553,000	$2.59
Warrants expired/cancelled during 2012	0
Outstanding at September 30,2012	2,204,250	$4.85	8.47	$0
Exercisable at September 30, 2012	1,950,500	$4.18	8.37	$0

All share and per share data have been adjusted to give effect to the one-for-twenty reverse stock split in December 2011, as described in Note 5 to these unaudited financial statements.

The weighted average fair value of warrants issued during nine months ended September 30, 2012 and 2011, respectively was $2.59 and $10.00.  During the nine months ended September 30, 2012 and 2011, no warrants vested, none expired or were cancelled.   No warrants have been exercised for the nine months ended September 30, 2012 and 2011.

Note 8 – Consulting Agreements

On May 24, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist in further optimization of the Company’s ducted wind turbines. This individual is currently a professor of senior aircraft design and performance courses at the Clarkson University, in Potsdam, New York, the location of one of the Company’ s wind turbine test sites.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company.  In conjunction with the agreement, the individual received 10,000 stock options, vesting over a one-year period.  For the nine months ended September 30, 2011, the Company expensed $6,746 relating to these options. As of December 31, 2011, all expenses associated with this stock option grant had been recognized.

On October 11, 2010, the Company entered into an agreement with an individual to become a technical consultant, and to assist further in the development of the Company’s ducted wind turbines. This individual is currently an associate professor of architectural engineering and an adjunct professor of mechanical and nuclear engineering at the Pennsylvania State University in University Park, Pennsylvania. Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual received 5,500 stock options vesting over a three-year period. The Company expensed $9,632 relating to these options for the nine months ended September 30, 2012, as compared to $11,733 for the nine months ended September 30, 2011.

On July 30, 2012, the Company entered into an agreement with an individual to become a technical consultant and to assist in the further development of the Company’s intelligent micro-grid system. The individual is currently a professor of electrical engineering at Rochester Institute of Technology in Rochester, New York.  Payment for services is on an hourly basis at an agreed upon rate for work performed for the Company. In conjunction with the agreement, the individual is eligible to receive up to 20,000 shares of restricted stock based upon the completion of certain performance milestones. The Company expensed $30,459 for work performed during the nine months ended September 30, 2012.  No restricted shares were issued to this consultant for the nine months ended September 30, 2012.

Note 9 – Commitments and Contingencies

Employment Agreements

As of September 30, 2012, the Company has employment agreements in place with five members of senior management.  The terms of the agreements are for three years, with the Company’s option to extend employment for a fourth year.  Annual compensation required under the agreements includes base salary aggregating $872,000, as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that require continued payment of the annual salary through the term of the agreement but for a minimum period of at least two years.  The agreements expire at varying times over the period from February 11, 2014 through December 28, 2014.

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

In October 2010, we executed a lease for the Rochester facility.  The lease term is from August 2010 through July 2015.  The first year of the lease term required monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay its proportionate share of real estate taxes and common area maintenance costs for the Rochester facility. Our landlord entered into a lease with a third party that will occupy certain of the space at our existing Rochester facility, and as a result, we are negotiating with our landlord for suitable alternative space.

Annual commitments by year under the Company’s lease agreements are as follows:

Rental Commitment
2012	$67,528
2013	$69,554
2014	$71,641
2015	$42,513

Warranty

The Company entered into a number of sales orders for Power on Demand systems, solar installations, and wind turbine units.  Certain of these sales orders required deposits of the agreed-upon portion of the purchase price upon acceptance of the sales order.  The advance payments received as of September 30, 2012 amounted to $198,757 (the December 31, 2011 total was $112,218) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customers’ town officials, obtain New York State Energy Research Development Authority (“NYSERDA”) approvals, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of September 30, 2012 and December 31, 2011, the warranty reserve totals $140,074 and $135,606 respectively. The following table summarizes the activity in the accrued warranty account:

	September 30, 2012	December 31, 2011
Balance as of beginning of year	$135,606	$50,690
Warranty costs accrued	32,816	118,935
Settlements made	(28,348)	(34,019)
Total accrued warranty costs	$140,074	$135,606

Note 10 –Income Taxes

The Company filed its 2010 New York State corporate income tax return during March 2011, which generated a tax credit for being a Qualified Emerging Technology Company. In January of 2012, the Company received payment for this tax credit, which is reflected in results for the nine months ended September 30, 2012.

Note 11- Subsequent Events

On October 24, 2012, the Company entered into a contract for $909,000 with General Technical Services, LLC to be the prime contractor to complete Phase Two activities for the development of a new Intelligent Scalable Micro-grid for the U.S. Army.  The contract duration is from four to eight months and is under the guidance of the U.S. Army Communications Electronics Research Development and Engineering Center (“CERDEC”).

On November 1, 2012, the Company issued 10,000 shares of common stock for professional services.

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

Thus far, in 2012, we have continued our research and development efforts of these products to increase the operational sizes and scalability of Mobile Renewable Power Station and Power on Demand system to address a larger customer base.  In addition and have enhanced our product marketing efforts  through relationships with our strategic partners, participation in trade organizations, and speaking at numerous commercial, military and sustainability events. Much of the sales and marketing focus thus far in 2012 has been to address geographic locations with the highest demand/electricity charges such as New York City where the value proposition and the need for our Power on Demand system is optimal.

As of November 7, 2012, the Company’s current order backlog is approximately $3.2 million which consists of orders for several Power on Demand systems, solar PV systems, and development contracts. Approximately $1.6 million of the total backlog is for orders booked in 2012. Total orders booked to date in 2012 amount to $2.8 million.

Financial Operations

From 2002 until the fourth quarter of 2009, we focused primarily on research and development of our technology and production and testing of WindTamer® wind turbine prototypes.  In the fourth quarter of 2009, we began hiring our management, sales and engineering teams and selling our turbines.  In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off grid applications.  Other than the Mobile Renewable Power Station that we sold for use by the U.S. Army, substantially all of our revenue generated in 2010 was attributable to the sales of WindTamer® wind turbines.  In 2011, we generated revenues from the sales of not only the WindTamer® turbine and Mobile Renewable Power Station, but also our patent-pending Power on Demand system and numerous solar PV installations. In 2012, we have expanded our revenue base to include technology contracts, whereby we are developing an intelligent micro-grid for Renewable Energy for Distribution in undersupplied Command Environments (“REDUCE”) under the guidance of the U.S.Army Communications-Electronics Research, Development and Engineering.  During September 2012, we completed Phase One of the REDUCE program, and in October 2012, we were awarded the Phase Two contract for $909,000. Additionally, we have seen increased demand in solar “PV” installations.

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

Results of Operations

Results of Operations for Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011.

Revenues

During the quarter ended September 30, 2012, we reported revenues of $377,000 as compared with revenues of $254,000 for the quarter ending September 30, 2011. The 48% increase in revenues is attributable to the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering.

We have received deposits from customers totaling approximately $199,000 as of September 30, 2012. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended September 30, 2012, gross loss amounted to $90,000 as compared to $156,000 for the quarter ended September 30, 2011.  The improvement in gross loss is attributable to sales volume increases as well as favorable margins on our solar “PV” installations.

Research and Development

Research and development costs for the quarter ended September 30, 2012 totaled $147,000 as compared to $271,000 for the quarter ended September 30, 2011, a decrease of 46%. This results from a decrease in general research and development costs, as well as research and development funding associated with the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) contract award. A portion of the funding received by the Company for the Phase One development of an Intelligent Micro-Grid for REDUCE will offset operating expenses, as well as any funds received by the Company on any future phases of this project.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended September 30, 2012, were $561,000, as compared to $687,000 for the quarter ended September 30, 2011.  The decrease over the prior year is primarily related to non-cash expense associated with warrants issued in conjunction with 2011 private placements.

Depreciation and Amortization

Depreciation and amortization charges were $30,000 for the quarter ended September 30, 2012, compared to $23,000 during the quarter ended September 30, 2011 due to capital purchases made to support business requirements over the last several quarters.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2012 was $19,000 compared to a minimal income for the quarter ended September 30, 2011.The increase is due to the amortization of debt discount relating to the September, 2012 revolving line of credit agreement with TMK-ENT, and to interest payments on other debt.

Net Loss

We incurred net losses of $817,000 and $1,113,000 for the quarters ended September 30, 2012 and 2011, respectively. Improved sales and margins and lower operating expenses have reduced the period over period loss.

Results of Operations for Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Revenues

During the nine months ended September 30, 2012, we reported revenues of $1,328,000 as compared with revenues of $454,000 for the nine months ended September 30, 2011. The increase in revenues is attributable to the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering, as well as an increase in the sale of solar “PV” systems, which were added to the Company’s product portfolio in December, 2010.

We have received deposits from customers totaling approximately $199,000 as of September 30, 2012. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the nine months ended September 30, 2012, gross loss amounted to $402,000 as compared to $605,000 for the nine months ended September 30, 2011.  The improvement in gross loss is attributable to sales volume increases, as well as profitable margins recognized on our solar “PV” installations.

Research and Development

Research and development costs for the nine months ended September 30, 2012 totaled $406,000 as compared to $889,000 for the nine months ended September 30, 2011. This decrease results from research and development funding associated with the Phase One development of an Intelligent Micro-Grid for Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) contract award. A portion of the funding received by the Company for the Phase One development reduced operating expenses.  Additionally for the nine months ended September 30, 2011, there was a non-cash expense associated with the award of restricted stock to employees that did not recur in 2012.

Selling, General and Administrative

Selling, general and administrative expenses, for the nine months ended September 30, 2012, were $1,990,000 as compared to $2,296,000 for the nine months ended September 30, 2011.  The decrease in year over year expenses was related primarily to the non-cash expenses associated with private placements in 2012 as compared with 2011, and by the award of restricted stock to employees in 2011, which did not recur in 2012. Legal expenses increased for the nine months ended September 30 2012, due to increased litigation costs.

Depreciation and Amortization

Depreciation and amortization charges were $91,000 for the nine months ended September 30, 2012, compared to $74,000 during the nine months ended September 30, 2011 due to capital purchases made to support business requirements over the last several quarters.

Gain on Debt Extinguishment

The Company recorded a $1,000,000, non-recurring, non-cash gain for the nine months ended September 30, 2011, as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan. The Company had no obligation to the guarantors as a result of the repayment of the loan.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2012 was $19,000, as compared to $8,000 for the nine months ended September 30, 2011, due to the amortization of debt discount associated with warrants issued with our September 2012 revolving line of credit facility, and to timing of borrowing activity on our line of credit.

Income tax credits were $159,000 for the nine months ended September 30, 2012, as we received a New York State tax refund associated with the Company’s Qualified Emerging Technology status for the tax year ended December 31, 2010. No such credit was received during the nine months ended September 30, 2011.

Net Loss

We incurred net losses of $2,658,000 and $2,798,000 for the nine months ended September 30, 2012 and 2011, respectively. Higher sales and improved gross loss, coupled with reduction operating expenses, and a $159,000 tax refund in 2012 was offset by the 2011 $1,000,000 gain on debt extinguishment recorded during February 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $213,000 as compared to a working capital of $578,000 as of September 30, 2011. The decrease in working capital is due to net losses generated from operations, offset by private placement funding.

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

In addition to our $1.0 million working capital loan, our principal source of liquidity has been through private placement offerings of our common stock and warrants to purchase common stock. From 2008-2010, the Company raised $4.0 million through private placement sales of common stock at varying prices.  Out of pocket costs associated with these private placements were minimal.  Additionally, in November 2009, 1,670,000 stock options were exercised, which yielded $1.7 million.  In 2011, the Company raised $3.2 million through sales of “units”, which included shares of common stock and a warrant to purchase common stock.  The warrant vests two years from the date of purchase and has a ten year term.  On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000, and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  Through September, 2012, the Company sold 43 units, which yielded $795,000. On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually.  The note matures on September 4, 2013. Borrowings under the line of credit amount to $300,000 as of September 30, 2012.

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

Critical Accounting Policies

As of September 30, 2012, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  From March through July 2012, the Company sold 53 units, which yielded $795,000.

On November 1, 2012, we issued 10,000 shares of our common stock for professional services rendered.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 8, 2012, the Board of Directors of the Company approved the repricing of 85,000 outstanding compensatory options to purchase common stock of the Company (“Common Stock”) held by executive officers of the Company (including the principal executive officer, principal financial officer, and principal accounting officer) previously granted under the Amended and Restated 2008 Equity Incentive Plan (the “Options”).  As a result, the exercise price of the Options was lowered to $1.67 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on November 8, 2012. There was no change in the number of shares subject to each Option, vesting or other terms of the Options.  The Company repriced 75,000 and 10,000 Options held by William A. Schmitz, the Company’s Chief Executive Officer and President, and Molly Hedges, the Company’s Acting Chief Financial Officer and Vice President of Finance, respectively.

On November 8, 2012, the Board of Directors of the Company approved the repricing of 172,500 outstanding warrants to purchase Common Stock held by executive officers of the Company (including the principal executive officer, principal financial officer, and principal accounting officer) (the “Warrants”).  As a result, the exercise price of the Warrants was lowered to $1.67 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on November 8, 2012. There was no change in the number of shares subject to each Warrants, vesting or other terms of the Warrants.  The Company repriced 115,000 and 57,500 Warrants held by William A. Schmitz, the Company’s Chief Executive Officer and President, and Molly Hedges, the Company’s Acting Chief Financial Officer and Vice President of Finance, respectively.

The Board of Directors effectuated the repricing to realign the value of the Options with their intended purpose, which is to retain and motivate the holders of the Options to continue to work in the best interests of the Company. Prior to the repricing, many of the Options and Warrants had exercise prices well above the recent market prices of the Common Stock on the OTC Bulletin Board. The Options and Warrants were repriced unilaterally and the consent of holders was neither necessary nor obtained.

Item 6.

(a)	Exhibits:
	10.24	*	Loan Agreement, dated as of September 4, 2012, by and between Arista Power, Incorporated and TMK-ENT, Incorporated

	10.25	*	Revolving Credit Note, dated as of September 4, 2012, by and between Arista Power, Incorporated and TMK-ENT, Incorporated.

	10.26	*	Warrant Purchase Agreement, dated September 4, 2012, between Arista Power, Incorporated and TMK-ENT, Incorporated.

	31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1		Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2		Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
●	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

November 13, 2012
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer