Form 10-K
period 2012-12-31
Arista Power, Inc.
filed 2013-03-28
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25.6 million, based on the closing per share price on the OTCC Bulletin Board.  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common Stock, $.002 par value per share	12,807,027

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held in 2013 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

PART I

Item 1.  Business

Company Overview

We are a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, and a supplier and designer of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users.  We also sell a Mobile Renewable Power Station that generates energy from solar photovoltaic, or PV, wind turbines, fuel cells, and generators that is stored in an integrated onboard energy storage device for military and other applications, and a stationary, scalable Renewable Power Station that can be drop-shipped to off-grid locations to be used as a ‘micro-grid.’  We also design, sell and install residential and commercial solar PV systems.

We were incorporated in New York on March 30, 2001, under the name Future Energy Solutions, Inc.  In November 2008, we changed our name to WindTamer Corporation, and, in May 2011, we changed our name to Arista Power, Inc.  The decision to change our name to Arista Power, Inc. reflected the fact that we broadened our suite of product offerings and developed a wide range of power management solutions that we can provide to our customers. Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York 14615, and our telephone number at those offices is (585) 243-4040.  Our website address is www.aristapower.com.  Our common stock is listed and traded on the OTCQB under the symbol “ASPW.”

History

Our company was originally formed to develop and sell a wind turbine.  The WindTamer® wind turbine was invented in 2002, and in 2003 a patent was issued for the WindTamer® turbine technology.   In the fourth quarter of 2009, we began selling our turbines.  In 2010 and 2011, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  In 2012, we focused on product development, as well as sales and marketing for our Power on Demand system and our Mobile Renewable Power Station, instead of our WindTamer turbines.

In the summer of 2009, we began to develop our Mobile Renewable Power Station, which now can integrate solar PV, wind turbines, fuel cells and/or generators with an integrated onboard storage device for military and other applications.  In 2010, we continued the development of our Mobile Renewable Power Station, and in the first half of 2010, we sold and delivered our first Mobile Renewable Power Station for testing and use by the U.S. Army.

During 2010, we also developed our Power on Demand system, which utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology, to release energy at optimal times to reduce peak power demand, thereby lowering electricity costs.  The first Power on Demand system was commissioned in the first quarter of 2011.

Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems, and installed our first solar PV systems in the first quarter of 2011.   During 2012 and the first quarter of 2013, we launched community solar purchasing programs in several regions of upstate New York.  We expect to enroll additional targeted regions to host our community solar purchasing programs in 2013 and beyond.

During 2012, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station.   We expect to continue further development on our products, including our Power on Demand system and Mobile Renewable Power Station, in 2013 and beyond.

Significant Events of 2012

In January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center.  In the latter half of September 2012, we completed Phase One activities.

In April 2012, we announced we signed a cooperation agreement with GE’s Energy Storage Business.

In May 2012, we were selected as the installers for the Solarize Madison County Program.  This community solar purchasing program was the foundation for other similar programs that we launched in 2012 and 2013, and we continue to enroll selected regions to market this type of program in 2013.

In September 2012, we made our first commercial sale of our Mobile Renewable Power Station to Casella Waste Systems.

In September  2012, we entered an agreement with TMK-ENT, Inc for a $500,000 working capital revolving line of credit, which  was subsequently increased to $750,000 and then to $1,250,000 in November 2012 and December 2012, respectively.

In October 2012, we were awarded a $909,000 U.S. Army contract for Phase Two activities of a research and development contract for the development of an Intelligent Micro-Grid.

Recent Developments

In January 2013, we announced the launch of our community solar purchasing programs in Genesee County, New York, the City of Hornell, New York, and Seneca County, New York.

In January 2013, we announced that we received an order for a Mobile Renewable Power Station from a U.S. government agency.

Our Industry and our Business Areas of Focus

The U.S. electricity industry is large and has grown significantly over the last six decades.  In 2011, the U.S. electricity market totaled $385 billion in end-user revenue, representing the consumption of over 3,850 billion kilowatt hours.  The amount of electricity used in the United States in 2011 was more than 13 times greater than the amount used in 1950.   Throughout this period, utilities have been challenged to meet this growth, both in the areas of large scale power production and in power transmission and distribution.  This increase in electricity usage has strained the electric power grid and has contributed to the increase in the price of electricity.  High electricity prices are particularly pronounced during peak power periods, when demand for electricity is at its highest.  The rising demand for energy, growing cost of energy, and increasing concerns about the environment have combined to cause many organizations, including utilities and their end customers, to focus on energy efficiency.  Approximately 60% of U.S. electricity demand is driven by commercial and industry electricity usage.   In 2012, natural disasters in India and the Northeastern U.S. emphasized the limitations of grid structures and the disadvantages of relying on fossil fuel generators and the transportation of diesel to disaster areas.  Policymakers have responded with legislation introduction and incentive support for clean energy solutions.  These factors, and others, have generated demand in the marketplace for products and services that efficiently use energy.

Our Strategy

Our strategy is to develop, market, and sell energy efficient products that focus primarily on the management and distribution of energy, including renewable energy, and that provide attractive returns on investment for customers in the commercial, military, residential, and industrial space.  We intend to use our expertise in power distribution, power management, alternative and renewable energy, and energy storage to combine our proprietary patent-pending energy storage and management systems with solar PV systems, wind turbines, fuel cells, generators and/or the electric grid to become a market leader in the power distribution and renewable energy industries.  We believe that combining renewable energy with energy storage and management systems will enable us to offer customers a product with an attractive return on investment.  We believe that our products will be sold in the residential, commercial, government, military, industrial, recreational, portable, and off-grid markets.

Our primary products are:

●	Our proprietary, patent-pending Power on Demand systems;

●	Our Mobile Renewable Power Stations;

●	Our Renewable Power Stations; and

●	Solar PV systems.

In addition, in January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new intelligent micro-grid.  In October 2012, we were awarded a contract valued at $909,000 for Phase Two of this project to continue the development activities on the intelligent micro-grid.  We believe that the micro-grid that we are developing for the U.S. Army will become one of the products that we sell to commercial, military, and governmental customers.

We plan to become a leader in the power management and the renewable energy industries by, among other things:

●	Continuing the development of our products to improve their marketability, functionality, reliability, scalability, safety, and cost effectiveness;

●	Developing a domestic sales force organically, primarily through commissioned representatives and through strategic marketing and distribution alliances;

●	Establishing joint ventures, strategic alliances, licensing, and/or royalty agreements with third parties to augment our marketing efforts worldwide; and

●	Acquiring companies that are complementary to our business.

Our Business

We are a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, and a supplier and designer of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users.  We also sell a Mobile Renewable Power Station that generates energy from solar PV, wind turbines, fuel cells, and generators that is stored in an integrated onboard energy storage device for military and other applications, and a stationary, scalable Renewable Power Station that can be drop-shipped to off-grid locations to be used as a ‘micro-grid.’ We also design, sell and install residential and commercial solar PV systems.

Our primary products are:

●
Our Power on Demand system.  Our Power on Demand system is a proprietary, patent-pending energy storage and management system that lowers a customer’s peak electricity demand, thereby reducing the customer’s electricity costs.  The system utilizes energy inputs from multiple sources integrated with a custom-designed energy storage device to reduce grid demand and provide power when a customer’s power loads are high.  The energy can be generated from renewable sources such as solar and wind, and also from fuel cells, generators, and from the grid itself, depending on the available energy resources at a given site.

●
Our Mobile Renewable Power Station.  Our Mobile Renewable Power Station is customizable, and can consist of solar panels, wind turbines, fuel cells, generators, and inputs for shore power as well as multiple outputs with full monitoring capabilities of all energy components (solar, wind, and energy storage).  The energy-generating components of the system are mounted on a trailer and integrated with the onboard energy storage device.  The system is designed as a cost-effective alternative to diesel generators for remote locations and disaster recovery sites, and can be ruggedized for military and other applications.

●
Our Renewable Power Station.  Our Renewable Power Station is a stationary, scalable system that can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.  The system consists of solar PV, wind turbines, fuels cells, generators, energy storage and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, disaster recovery sites, community centers at remote villages, or communications towers or battery charging stations at military bases.

●	Solar PV systems. We resell and install solar PV panels either as a stand-alone system or integrated with our other products.

In addition, in January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new intelligent micro-grid.  In October 2012, we were awarded a contract valued at $909,000 for Phase Two of this contract to continue development activities on the intelligent micro-grid.  We believe that the micro-grid that we are developing for the U.S. Army will become one of the products that we will sell to commercial, military, and governmental customers.

In 2012, we had revenues of $1,999,000 and an operating loss of $3,463,000, as compared with revenues of $782,000 and an operating loss of $3,998,000 in 2011.  Of the $3,463,000 and $3,998,000 operating losses in 2012 and 2011, $1,371,000 and $1,868,000, respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization.  Additionally, the 2011 results reflect a $1,000,000 gain on debt extinguishment.

From 2002 until the fourth quarter of 2009, we focused primarily on the research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.

In the summer of 2009, we began to develop our Mobile Renewable Power Station, which now integrates solar PV, wind turbines, fuel cells, and/or generators with an integrated onboard storage device for military and other applications.  In 2010, we continued the development of our Mobile Renewable Power Station, and in 2010, we sold and delivered a Mobile Renewable Power Station to the U.S. Army Research, Development and Engineering Command’s Aberdeen Proving Grounds in Maryland for use and testing.  In 2012, we sold our first commercial application Mobile Renewable Power Station, and in the beginning of 2013, we sold a Mobile Renewable Power Station to a U.S. government agency.  We believe that our Mobile Renewable Power Station has significant applications for the commercial, military, and other federal government agency sectors.  We also believe that the Mobile Renewable Power Station can provide customers in regions where little or no power infrastructure exists with a cost-effective power system that can be used to provide power. In addition, we believe our Mobile Renewable Power Stations are solutions to assist with supplying power during disaster recovery situations. For example, in 2012, India experienced power black outs during a natural disaster and Northeastern U.S. experienced losses of power during and in the aftermath of a hurricane.

Leveraging our development of the Mobile Renewable Power Station, we adapted this technology to develop our Power on Demand system, which reduces the peak demand fees charged by utility companies to commercial customers.  In effect, the Mobile Renewable Power Station may be viewed as the precursor to our Power on Demand system.  In 2010, we developed our Power on Demand system and commissioned our first Power on Demand system in the first quarter of 2011.

During 2011, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station.  The development of our Power on Demand system and Mobile Renewable Power Station progressed to where we were able to increase our sales and marketing efforts of such products in late 2011.  We expect to continue our product development efforts on our Power on Demand system and Mobile Renewable Power Station, in 2013 and beyond.

In 2010, we determined that a significant potential market exists to sell micro-grid power stations for use in geographic locations that typically are not connected to a power grid.  Often, these opportunities are located in the Caribbean, Africa, India, or other regions where power infrastructure is either insufficient or non-existent, or in disaster recovery situations in which power infrastructure is either insufficient or non-existent.  After verifying and validating the potential market for these significant opportunities, we developed our Renewable Power Station as a scalable system that can be containerized and drop-shipped to the end-user and assembled on site at off-grid locations to be used as a “micro-grid”.  The system consists of solar PV, wind turbines, energy storage, and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, disaster recovery, community centers at remote villages, or communications towers or battery charging stations at military bases.   Our Renewable Power Station can be viewed as a larger, stationary version of our Mobile Renewable Power Station.

Solar PV systems can be integrated into our Mobile Renewable Power Station, our Power on Demand system, and our Renewable Power Station.  Late in the fourth quarter of 2010, we began selling stand-alone solar PV systems and solar PV systems that are integrated into our Power on Demand systems and other products.  We installed our first stand-alone solar PV systems in the first quarter of 2011.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, and that we can attain significant market share in targeted geographic markets, including Western New York, where our headquarters is located.  In 2012 and 2013, we launched community solar purchasing programs in several targeted regions in Western New York.  In 2013 and beyond, we expect to increase the marketing of our stand-alone solar PV systems.

In addition to our primary products, we also may sell additional products as we attempt to leverage our expertise in the renewable energy generation with  batteries, and other industries to generate revenue and attain more attractive payback for our customers.  We have determined that there is the potential for selling a variety of ancillary services in conjunction with the sales of our products, including service contracts, long-term warranties, and a range of options in storage batteries.

Because of their varied sales cycles, we utilize different sales and marketing strategies for each of our products.  Domestically, we generally utilize an internal sales force, representatives, and distributors to obtain and develop sales leads. In 2013 we expect to expand sales capabilities utilizing our in-house sales force, our domestic alliance partners and representatives and distributors.

We are currently fulfilling sales orders by managing the supply chain relationships of all of the required components, and then assembling and installing our products.

Power on Demand System

Many electricity suppliers, typically utility companies, throughout much of the United States and abroad, charge their commercial customers not only for the consumption of electricity but also a demand, or distribution, charge.  These demand charges can often account for more than 30% of a commercial customer’s utility cost.  The calculation of this demand charge varies from supplier to supplier, but is generally based upon the highest amount of power demand that a customer uses from the electric grid in a billing cycle – often called peak demand.  Recently, demand charges have become an increasing part of commercial customer’s electricity costs.  Certain electricity suppliers have begun to charge residential customers variable time of day consumption charges, and those charges, both commercial and residential are expected not only to be implemented by additional electricity providers but also to increase the percentage of the user’s utility bill.  Generally, the reduction of a customer’s overall consumption of electricity via a solar system, wind turbine, other renewable energy or demand response initiatives would not materially reduce the customer’s demand charge due to the inability to control when the renewable power is generated.

One of the biggest challenges for implementing wide-spread use of renewable energy sources is that renewable energy sources, particularly solar and wind, often provide a variable and intermittent energy supply.  The amount of energy generated by a renewable energy source could vary because of reasons such as varying wind conditions for wind and the availability of the sun for solar, each overall for a particular site or for a particular day. This variability of when and how much the renewable energy sources generate energy makes it difficult to use the energy created from the renewable energy sources when the end user will receive superior financial benefits for that energy.

With our understanding of demand charges, as well as the desire to use created renewable energy when the value is optimal, we developed our Power on Demand system in 2010, and continued development of the system to the present.  Our Power on Demand system is a proprietary, patent-pending energy storage and power management system designed to lower a customer’s demand charges.  The system utilizes energy inputs from multiple sources together with a custom-designed energy storage device to reduce grid demand and provide power when customer loads are high.  The energy can be generated from renewable sources such as solar and wind, and also from fuel cells, generators and from the electric grid itself, depending on the available energy resources at a given site.  Each Power on Demand system is custom designed.  The system is designed to include our proprietary smart monitoring technology that, among other things, monitors the power usage of the site in real-time and determines when to release energy from the battery system in order to optimize the battery life and maximize the value of the overall system.

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

Our commercial customers benefit from our Power on Demand system by it:

●	Providing electricity cost savings by providing power during periods of high cost peak electricity demand, instead of drawing power from the utility grid, which is referred to as ‘peak shaving’;

●
Providing a dependable source of backup power to protect their operations from financial losses and other negative consequences of power outages, including utilizing our systems both for preventative measures, such as when a storm is approaching, and for emergency purposes, when utility power is interrupted;

●	Conditioning power, thereby extending the life of equipment that uses that power.

●	Enrollment in demand response initiatives with no building load operations reduction during the required demand curtailment;

Utilities benefit from our Power on Demand system by it:

●	Managing, in part, constraints in their electric grid systems, particularly during times of peak demand;

●	Reducing energy losses associated with moving electricity over long distances; and

●	Managing, in part, challenges with respect to bottlenecks that can occur in electric transmission and distribution systems.

We commissioned our first Power on Demand system in the first quarter of 2011.  In late 2011, we began to increase our sales and marketing efforts of our Power on Demand system, primarily to commercial customers that incur high demand charges in their electricity bills.  We expect to continue our marketing and sales efforts in 2013 and beyond, and we also expect to spend significant resources to continue to develop our Power on Demand system in order to make it more marketable, scalable, and cost-effective.

Our Power on Demand systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application.  In our primary model, we sell the Power on Demand system to the customer.  We refer to this as the “customer-owned” model.  In our customer-owned model, the customer acquires the ownership of the Power of Demand system assets upon our completion of the project.  Our revenues and profits from the sale of systems under this model are generally recognized when the system is installed.

We refer to our other model as our “recurring-revenue model”.  For systems completed under this model, we, a third-party financing company, or the customer owns the Power on Demand system after it is installed at the customer’s site.  We or the third party invest the capital required to design and build the system.  The life of these recurring-revenue contracts is typically from five to ten years.  The fees that generate our revenues in the recurring-revenue model are generally paid to us or the third party on a monthly basis.  Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as all or a portion of the energy savings that the system generates for the customer. We record revenue under this model on a cost recovery system, whereby equal amounts of revenue and expense are recorded as collections are made, postponing the recognition of profits until all costs have been recovered.

In both economic models, we believe that the value proposition is attractive to the customer.  In the customer-owned model, in which the customer pays for and obtains ownership of the system, the targeted payback is typically two to five years.  These paybacks to the customer typically result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the generation of electricity, which lowers consumption from the electric grid.  In our recurring-revenue model, in which we or a third party pays for and installs the system in exchange for the customer paying us smaller fees over a period of years, and receiving the benefits of our system without making a large up-front investment of capital.  Under the recurring-revenue model, contracts can be structured between us and the third party, us and the customer, or a combination of these.

Mobile Renewable Power Station

In 2009, we began to develop a Mobile Renewable Power Station that incorporates multiple power inputs, such as a  wind turbine, solar PV array, generators, and/or and fuel cells in conjunction with energy storage and power distribution.  The Mobile Renewable Power Station is trailer-mounted, has multiple 28VDC and 120 VAC outputs, and full monitoring capabilities of all energy components (e.g., wind, solar, fuel cell, generator, and energy storage).  The unit is designed as a cost-effective alternative to diesel generators for remote locations, and can be ruggedized for military and other applications.

We sold and, in August 2010, delivered a 2kW Mobile Renewable Power Station for use by the U.S. Army at its Aberdeen, Maryland Proving Grounds.   In 2010, we also sold and delivered a Mobile Renewable Power Station for use by the Federal Bureau of Investigation.  We believe that we have an opportunity to sell additional units to the U.S. Army and Federal Bureau of Investigation in 2013 and beyond.  In 2012, we sold our first Mobile Renewable Power Station for commercial use to Casella Waste Systems.  In 2013, we received an order for a Mobile Renewable Power Station from a U.S. government agency.

We believe that there is a large market to sell Mobile Renewable Power Stations for use in off-grid locations such as by the military for use in war zones, by border patrols and other governmental agencies in remote locations, and by emergency responders to natural disasters.

We plan on continuing development and testing of our Mobile Renewable Power Stations in 2013 and beyond to, among other things, make it more efficient, less costly, and increase the ability to add additional energy inputs.

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

Our Renewable Power Station and/or our Mobile Renewable Power Station can consist of a combination of solar PV, wind turbines, generators, energy storage, and power distribution, and can be used for off-grid applications such as water pumping stations, cellular towers, or community centers at remote villages, or communications towers, or battery charging stations at military bases.

Our Renewable Power Station is designed to be placed entirely in one shipping container that can be drop-shipped to the end user and assembled on site.  We have designed our Renewable Power Station to be scalable, and also to be able to adjust the composition of the various energy sources depending on each customer’s particular situation and power needs.

Solar PV Systems

A solar panel, also known as a photovoltaic (PV) panel, is a packaged interconnected assembly of solar cells, also known as photovoltaic cells.  Solar panels use light energy from the sun (photons) to generate electricity through the photovoltaic effect.  A photovoltaic installation generally consists of an array of solar panels, an inverter, batteries, and interconnection wiring.

We are selling and installing third-party manufactured solar PV systems, typically ranging from 5kW to 50kW, although we have the ability to install much larger systems.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, including Western New York where our headquarters are located, and that we can attain significant market share in targeted geographic markets.  In 2012 and 2013, we launched several community solar purchasing programs, primarily in targeted regions in Western New York.

In addition, we are able to integrate solar PV systems into our Power on Demand systems, our Mobile Renewable Power Stations, and our Renewable Power Stations when the particular customer’s needs call for integration of solar PV.

Micro-Grids

In January of 2012, we were awarded a $922,000 U.S. Army contract to be the prime contractor to complete Phase One activities for the development of a new intelligent micro-grid.  In October 2012, we were awarded a contract valued at $909,000 for Phase Two of this project to continue the development activities on the intelligent micro-grid.  We believe that the micro-grid that we are developing for the U.S. Army will become one of the products that we sell to commercial, military, and governmental customers.

Competition

The renewable energy industry in general, and the solar energy, wind turbine, power distribution, and energy storage industries in particular, are highly competitive.  Moreover, all of the industries in which we compete are rapidly evolving and we face numerous competitors who are rapidly developing new technologies and improving existing technologies.  Most of these competitors have longer business histories than us, and most of these competitors are also better financed and have better access to capital on more favorable terms than we do.  We will also be faced with competition from new entrants into these businesses, many of whom will be better financed than we are.

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

We could face competition from PowerSecure, Convergent, Green Charge Networks, Xtreme Power and ZBB Energy, which are designing or installing systems that have similar characteristics as our Power on Demand system.  We could also face competition in the future from companies such as Johnson Controls, Axion Power, Altair Nanotechnologies, Advanced Battery Technologies, and others which are designing new types of batteries or systems, some of which are specifically designed for enhanced renewable energy storage and which may be able to reduce peak demand charges like our Power on Demand system.

In addition, there are many technologies, such as those marketed as demand response technologies, sold by numerous companies, which are designed to reduce a customer’s electricity bill by reducing their peak demand charges.  We, indirectly, compete against all of these technologies and companies.

Mobile Renewable Power Station

We compete against companies that manufacture and sell systems similar to our Mobile Renewable Power Station, particularly those who sell to the U.S. government or the U.S. military.  Many companies have announced initiatives to sell such systems to the U.S. Army, and we believe that many others are also developing such systems.  Companies that have expressed a desire to sell mobile renewable units to the U.S. government or the U.S. military include Pure Power Distribution, Skybuilt Power, Ultralife Corporation, Bren-tronics and Utracell. We believe that our expertise in power management, combined with our experience in doing business with the U.S. military, gives us a competitive advantage over our competition. We also compete, to a lesser extent, against agencies and other parts of the U.S. government and the U.S. military that may develop mobile energy systems.

Solar PV Systems

We compete against companies that sell solar PV systems to residential and commercial customers. These competitors include, among others, numerous individual and small contractors who sell and install solar PV systems.  Because we do not sell proprietary solar PV systems, but instead resell third-party manufactured systems, we compete primarily on price and service.

Intellectual Property

Patents
We have two patent applications in the United States and one in Europe relating to our Energy Storage and Power Management System.

In addition, we own U.S. Patent No. 6,655,907 entitled “Fluid Driven Vacuum Enhanced Generator”, which relates to our WindTamer® turbines.  This patent was issued in December 2003, was assigned to the Company and expires in 2022.

We also own U.S. Design Patent No. D608,736 entitled “Diffuser for a Wind Turbine,” which was issued in January 2010.  This patent protects the design of the Company’s wind turbine diffuser.  This patent will expire in 2024.  We have also received corresponding design patents in Mexico and Canada.

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

Due to their size and noise, among other things, solar PV and conventional wind turbines can require extensive government approvals for installation, including zoning and related type matters.  Private use of electric power generation equipment in the United States generally requires meeting applicable municipal building and electrical codes, and that they are installed by persons who are licensed or certified to install such equipment.

In an effort to promote renewable energy, federal, state and local lawmakers have approved a number of incentives for alternative power generation.  We believe that qualifying and obtaining federal, state and local incentives for the development and sale of our products is vital to our success, although there can be no assurances that we will be successful in such efforts.  For more information, See Item 1A, Risk Factors under the heading “The expiration, cancellation or reduction of federal tax benefits and state benefits for renewable energy generation would adversely affect our development ”.

Research and Development

Our research and development activities have focused on testing and enhancing our Power on Demand systems our Mobile Renewable Power Stations, and our micro-grid technology. We plan to continue in 2013 and beyond to focus  resources to enhance the design and performance of our Power on Demand system, our Mobile Renewable Power Station, and our micro-grid technology.  Research and development expenses for the fiscal years ended December 31, 2012 and 2011 were $526,000 and $1,184,000, respectively.

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

Customers and Trends

Our largest customer accounted for approximately 54% of revenues for the year ended December 31, 2012 (0% for 2011), and this customer’s accounts receivable balance represented 68% of total accounts receivable as of December 31, 2012.

Currently we do not experience significant seasonal sales trends.  Generally, our solar PV sales installations to date have been concentrated in Western New York.  We believe that the solar PV market is in the early development stages in New York based upon new state funded incentive programs and we expect to see continued growth in this region.  There are no barriers that prevent our growth in the solar PV market or inhibit our growth into other regional areas.

Employees

We currently have thirteen full-time employees.

Office and Facilities

Our principal headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York.  On February 4, 2013, we entered into a new agreement to lease approximately 20,000 feet of office and warehouse space at 1999 Mt. Read Boulevard, Rochester, New York. The lease for the new, larger space expires November 2018, and provides for two five-year renewal options.  We do not own or lease any additional real estate.

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

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

We have incurred significant losses in prior periods, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.
We have incurred significant losses in prior periods.  Our accumulated deficit at December 31, 2012 was $(23,762,000). We incurred a net loss in 2012 and 2011 of $3,490,000 and $4,006,000, respectively.  If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.
We have a limited operating history upon which investors may base an evaluation of our potential future performance. We have had limited revenues to date. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in early stage of development.

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate.  For example, we significantly overestimated our financial performance in each of 2011 and 2012.  We plan to continue our selling efforts, although there can be no assurance that we will be successful in expanding our sales.

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

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate.  For example, we estimated that we would book $15.7 million in orders for 2012, but only booked $3.0 million, and in 2011 estimated that we would book $15 million in orders, but only booked $2 million. In addition, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models.  We commenced our selling efforts in the late third quarter of 2009, but have only generated revenue of $3,275,000 through December 31, 2012. We plan to continue our selling efforts, although there can be no assurance that we will be successful in expanding our sales. Additionally, we had planned on raising $20 million in a private placement in 2009, but we later determined to cease raising funds in that private placement after raising only $741,000.  We stopped raising funds after raising only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive management should be on product development rather than fundraising, and further concluded that it was not in the best interests of the Company to raise more than $741,000 at that time.

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

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate.  For example, we significantly overestimated our financial performance in each of 2011 and 2012.  We plan to continue our selling efforts, although there can be no assurance that we will be successful in expanding our sales.

We will need additional capital to sustain our operations and will likely need to seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.
A limiting factor on our growth, including our ability to enter our proposed markets, attract customers, and deliver our product in the targeted electrical power production markets, is our limited capitalization compared to other companies in the industry.

We will need additional capital to bring our operations to a sustainable level over the next twelve months.  In 2012, we raised $795,000 in private placements, and additionally, we established a line of credit with TMK-ENT, Ltd which provided us $1,250,000 in available line of credit funding.  In 2011, we raised $3,185,000 in funding via private placements.  We believe that, in addition to the capital raised thus far in 2013, we will require up to an additional $1.5 million to satisfy our operating cash needs for the next 12 months.   However, if we are unable to generate the projected amount of revenue and profits from our operations, we will need to seek additional financing.

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

Our independent auditors report for the fiscal years ended December 31, 2012 and 2011 is qualified as to our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our future success depends on our key executives and our ability to attract, retain and motivate qualified personnel.
Our future success is largely dependent upon the principal members of our executive team. The unexpected loss of the services of any of these key persons might impede the achievement of our product development, and commercialization objectives and have a serious impact and adverse effect on our business, financial condition and results of operations, and an investment in our stock. Recruiting and retaining qualified management, sales, marketing, engineering and other personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms. We do not maintain “key person” life insurance on any of our employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

If our products and technologies do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.
We cannot assure you that a sufficient number of customers will purchase our products, or that we can sell them for amounts that are in excess of our cost to manufacture, market, and install such products.  The failure of our Power on Demand system, our Mobile Renewable Power Station, our Renewable Power Station, or other products we have developed, or may otherwise sell or develop, to be accepted in the commercial marketplace would have a material adverse effect on our business.  Our technology and products may not compete well against other competing technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance.  This failure to effectively compete could also have a material adverse effect on our financial condition and business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have very limited experience selling many of our primary products and there can be no assurance that a market exists for those products or that, if a market does exist, that we will be successful in selling into such market.
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

Therefore, because of these uncertainties, we may not be successful in generating revenue in the markets that we expect to do so in 2013 and beyond, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have little experience installing our Power on Demand system, and we may encounter delays related to connecting such systems to the electric grid.
Our business plan anticipates that we will sell and install a significant number of Power on Demand systems in 2013 and beyond.  To date, however, we have only sold a limited number of Power on Demand systems.  We have been advised, and have encountered in our first installations, that significant delays may occur in obtaining approval from the applicable electricity provider of the customer to connect a Power on Demand system to the electric grid.  Without such approval, it may not be possible to fully install the Power on Demand system, to collect related payments from the customer and to recognize related revenue for such sale.  These significant delays may also negatively affect our ability to sell the Power on Demand system, and such failure and the related negative effects described above could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

Because we have not sold large quantities of any of our products other than solar PV, we cannot determine the cost to purchase larger quantities of components and install our products and therefore we cannot be sure whether we can profitably sell our products.
We have not sold significant quantities of any of our products other than solar PV, which we resell.  Many, if not all, of our sales other than solar PV have resulted in negative gross margin as we often sold these products for below cost because, among other reasons, the cost to purchase one or a small amount of a product is generally much higher per unit than purchasing larger quantities of a product.  Accordingly, we have no operating history of the cost to sell and install these products if any or all of such products are sold in large quantities.

Our business strategy assumes that our cost to sell and install our products will substantially decrease if such product components are purchased and sold in large quantities, which is typically the case, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume.   If we are unable to substantially decrease the cost to purchase components and and install our products, it will likely be very difficult to profitably sell our products unless we raise prices which may, in turn, make our products more difficult to sell.  Therefore, because of these uncertainties in our ability to substantially decrease the cost to procure components and install our products, we may not be successful in generating revenue and profits in the markets that we have targeted, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We plan to sell our products to the U.S. federal government and U.S. military, which may result in delays in the receipt of orders due to the nature of those customers.
Our business strategy includes doing a significant amount of business and selling a significant amount of our products to the U.S. federal government, particularly the U.S. military, in 2013 and beyond.  When doing business with the U.S. military, unexpected delays, which can be substantial and repeated, can occur prior to receipt of the sales order or other applicable contract.  Those delays can occur, for example, when funding is not appropriated by Congress for projects that the military expects to commence.  Such delays were experienced in 2010 and 2011, and could occur again in 2013 and beyond.  On-going political disagreement over the scope and manner in which to reduce the Federal budget deficit, which have resulted in such disruptive developments as the “sequester”, which occurred on March 1, 2013 also add additional risks and uncertainties to the timing and availability of funds to finance the government agency contract that we are expecting and/or seeking. Delays in receiving orders from the U.S. government and the U.S. military may negatively affect our ability to generate revenue and profits, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

Many of our products and services experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year and on our ability to anticipate and plan for our future revenues.
Purchases of our products and services are often significant financial investments for our customers and are often used by our customers to address complex business needs. Customers generally consider a wide range of issues and alternatives before making a decision to purchase our products and services. Before customers commit to purchase our products, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. The sales cycle may vary based on the industry in which the potential customer operates. The length and variability of the sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter. During the time our customers are evaluating our products and services, we may incur substantial sales, marketing and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts,  hire employees, purchase or lease equipment, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses.

We may not be able to effectively manage our growth or improve our operational, financial and management information systems, which would impair our results of operations.
If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources.  Our ability to manage our growth will require us to improve our operational, financial and management information systems, and to motivate and effectively manage our employees.  We cannot provide assurance that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth.  We cannot provide assurance that our management will be able to manage this growth effectively, which could have a material adverse effect on our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We face competition from numerous sources, which may make it more difficult to introduce our products into our target markets.
The power generation, renewable energy markets, and energy storage markets in which we compete are rapidly evolving and intensely competitive.  We face formidable competition from traditional and well-capitalized fossil-fueled generator manufacturers and distributors, as well as from other providers of renewable energy products and other providers of energy storage products.  Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.  They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets.  Competitors in the traditionally powered generator markets, including fossil-fueled generators and renewable energy markets also may be able to devote far greater resources to technology development and marketing than we can.

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
Our business plan contemplates that we establish and sustain relationships with third-parties  for the sale of our  products.  We have begun establishing relationships to distribute and market our products, but there can be no assurance that we will be successful in developing or sustaining the necessary relationships, or that these relationships will prove to be successful in selling our products.  If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operations or become profitable, which would have a material adverse affect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

If we are unable to adopt or incorporate technological advances into our products, our proposed business could become uncompetitive or obsolete and we may not be able to effectively compete with the alternative products.
We expect that technological advances in the processes and procedures for harnessing wind and solar energy, storing energy, and managing power will continue to occur.  As a result, there are risks that products that compete with our products could be improved or developed.  Processes for storing and managing renewable energy and for reducing peak rate demand charges for large electricity users are also continually under development. If we are unable to adopt or incorporate technological advances, our energy management and storage systems could be less efficient or effective than methods developed by our competitors, which could cause our business to become uncompetitive, which would have a material adverse affect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

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

We have two patents pending in the United States and Europe for the technology on which our Power on Demand system and Mobile Renewable Power Station is based.  In addition, we are developing a number of new innovations for which we intend to file patent applications.  No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued.  Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue.  Even if these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.  The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain.  Accordingly, there can be no assurance that any patents that may be issued to us in the future will afford protection against competitors with similar technology.  No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  In addition, filing and maintaining patent rights domestically and abroad is expensive, and we may not have sufficient financial resources to file or maintain certain of our patent rights.

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
Our business will be heavily reliant upon patented and patentable technology for our Power on Demand system and related intellectual property.  We are not aware of any infringement by us on any other company’s intellectual property rights.  However, see Item 3 below, “Legal Proceedings”.  In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.  Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.  In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

The expiration, cancellation or reduction of federal tax benefits and state benefits for renewable energy generation would adversely affect our development.
The financial incentives that are available to purchasers of our solar PV systems and other renewable energy products and systems are crucial in our development and growth and are an important factor in the decision-making process of our customers and our potential customers in terms of whether they will purchase our products.   A small number of states have reduced their incentive levels on a per-project basis in order to cut costs while assisting the same (or larger) amount of consumers, while other states have increased their incentive programs with funds from the American Recovery and Reinvestment Act passed in February 2009.  There is a Federal Investment Tax Credit of 30% for the purchase and installation of qualifying solar PV systems.  This credit is currently scheduled to expire on December 31, 2016. These credits can help make solar PV systems more attractive than other power generation products.

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
Several factors have benefited the renewable energy markets, including the solar and energy management markets.  These factors include, policy support from the state and federal legislatures, rising and volatile prices of conventional electricity, an increase of peak demand pricing on many commercial customers, consumer education, and an increased public concern for environmental issues which favor continued development and the desire of energy independence in part as a result of national security issues.  There can be no assurance that any or all of these conditions will continue to exist throughout our development and continued operation.  As a result, it is possible that these conditions could deteriorate or worsen in a manner that would adversely affect demand for our products and future development efforts, which would adversely affect our financial condition and business.  As a result, the value of your investment could be significantly reduced or completely lost.

We are initially relying on independent manufacturers and suppliers to manufacture some or all of our products, which could delay our progress and later cause delay and damage customer relationships.
We use third-party manufacturers and suppliers to supply components to our products, which we then assemble and install.  We currently have no large scale manufacturing capabilities.  If we are unable to maintain satisfactory arrangements for the manufacture of our products by third parties, our business could be adversely affected.  Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers or suppliers. At this time we have no such long-term written agreements.  As a result, any of these manufacturers or suppliers could unilaterally terminate their relationships with us at any time, which could adversely affect our ability to produce our products.  Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

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

We are subject to certain safety risks, including the risk of fire, inherent in the use of batteries.
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

In the future, we plan to offer service contracts to certain customers. If some or all of our products require repairs or maintenance, we may be required to spend significant time, money, and other resources repairing or maintaining our products at significant cost to us without generating any additional revenue for us.   Servicing our warranties could result in significant funds and resources being expended by us, which could have a materially negative effect on our financial condition, results of operations and your investment.  As a result, the value of your investment could be significantly reduced or completely lost.

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
Our common stock is currently traded on the over the counter (OTC) market, and there is currently only a limited public trading market for our common stock.  We cannot predict the extent to which investor interest in the Company and our common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our common stock might become. If an active trading market for our common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all.  As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

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

There is limited liquidity in our common stock, which may adversely affect your ability to sell your shares of common stock.
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights and regulatory approvals relating to us;

●	quarterly variations in our results or the results of our competitors;

●	the ability or inability of us to generate sales;

●	developments in our industry and target markets;

●
the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the “pink sheets”; and

●	general market conditions and other factors, including factors unrelated to our own operating performance.

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
We have a large amount of authorized but unissued common stock which our Board of Directors may issue without shareholder approval.  We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing.  We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise.   In 2012 and in 2011, we issued .4 million and 4.6 million, respectively, shares of our common stock, primarily in connection with private placements of such stock to fund our business.

In addition to additional issuances of our common stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.

Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

In addition, our Board of Directors may authorize the issuance of a substantial number of authorized but unissued shares of common stock, approximately 483.6 million common shares as of February 28, 2013, without action by our shareholders.  The issuance of this substantial number of additional common shares may be used as an anti-takeover device without further action on the part of the shareholders.  Such issuance may dilute the voting power of existing holders of common shares.

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

Item 2.  Properties
Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, NY 14615, where we lease offices and a warehouse containing a total of 20,000 square feet of space.  We utilize the warehouse space to test and store solar PV systems, Mobile Renewable Power Stations, Power on Demand systems and intelligent micro-grids. On February 4, 2013, we entered into a new agreement to lease approximately 20,000 feet of space in our current complex. The lease term is from February 1, 2013 through November 20, 2018, with monthly rent of $5,861, which increases annually by 3%. We do not pay any base rent, real estate taxes or CAM charges until December 1, 2013.  We have two five-year options on the term of the lease.  We are also responsible for certain taxes and common area maintenance costs on a proportionate share basis. We do not own or lease any other real estate.

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

On November 29, 2011, we filed a complaint in the Supreme Court of the State of New York, Monroe County, against Ultralife Corporation and against Andrew Naukam, Michael Popielec, Bradford Whitmore, Philip Fain, Peter Comerford, Steven Anderson, and John Kavazanjian, all of whom are either current or former officers and/or directors of Ultralife Corporation.  On January 17, 2012, we filed an Amended Complaint against the defendants, which asserts eight causes of action:  (1) misappropriation of trade secrets against all defendants; (2) misappropriation of an idea against all defendants; (3) unfair competition against all defendants; (4) breach of contract against Ultralife; (5) fraudulent misrepresentation against all defendants except Mr. Anderson; (6) unjust enrichment against Ultralife; (7) breach of the implied covenant of good faith and fair dealing against Ultralife; and (8) replevin against Ultralife.  The lawsuit centers on defendants’ actions in connection with Ultralife’s development of its Gen Set Eliminator System, and alleged misappropriation by defendants of our intellectual property and trade secrets related to our competing product, the Mobile Renewable Power Station.

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

Separately, on September 23, 2011, Ultralife filed a complaint, which was amended on February 29, 2012, in the Supreme Court of New York, Wayne County, against us and a non-officer employee of us who is a former Ultralife employee.  In that action, which has been transferred to the Supreme Court of New York, Monroe County, Ultralife has asserted claims arising out of our employment of former Ultralife employees.  We have not yet filed our answer to this action, which is in the early stages of discovery.  We believe that, even if we are unsuccessful on the merits in this litigation, it would not have a material adverse effect on our business, our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock
Our common stock is quoted on the OTCQB under the trading symbol ASPW.

The following table provides the quarterly high and low closing prices for 2012 and 2011, with the prices being adjusted, where necessary, to reflect the 1-for-20 reverse stock split that we effected on our common stock in December 2011:

	Quarterly Closing Prices
	High	Low
2012:
Quarter ended December 31, 2012	$2.00	$1.15
Quarter ended September 30, 2012	2.50	0.24
Quarter ended June 30, 2012	3.39	2.00
Quarter ended March 31, 2012	4.00	.10

	High	Low
2011:
Quarter ended December 31, 2011	$2.40	$1.20
Quarter ended September 30, 2011	3.60	1.80
Quarter ended June 30, 2011	4.60	3.40
Quarter ended March 31, 2011	5.00	2.40

At February 28, 2013, we had 173 holders of record.  We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2012 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	516,400	$3.25
Restricted Stock Award(2)	169,368
Total	685,768		693,392

(1)	Consists of the 2008 Equity Incentive Plan, which permits the award of stock options, restricted stock and various other stock-based awards.
(2)	The restricted stock awards do not have an exercise price and fully vest on August 20, 2013.

Recent Sales of Unregistered Securities

In January of 2013, we issued 10,000 shares of our common stock to one of our attorneys for legal services rendered.

On February 4, 2013, we issued 390,394 shares of our common stock in lieu of past rents due to our landlord totaling $157,502 and for future rents due for the period of February 1, 2013 until November 30, 2013 of $90,889.  Concurrently with the issuance of our common stock in return for past and future rents due, we issued our landlord a warrant to purchase 600,000 shares of common stock at $1.00 per share. The warrants vested immediately, and have a one-year term.

The securities sold in the above-referenced transactions have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have not undertaken any obligation to register such shares.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during 2012.

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

Overview
We are a developer and supplier of custom-designed renewable energy storage and power management systems, and a supplier of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including wind, solar, generators, fuel cells and the grid in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce peak power demand, thereby lowering electricity costs for large energy users who deal with peak usage pricing.  We also sell a Mobile Renewable Power Station that generates energy from wind turbines, solar PV, fuel cells and generators that is stored in an onboard energy storage device for military and other applications, and a renewable power station that is a scalable system that can be containerized and drop-shipped to the end-user and assembled on-site at off-grid locations to be used as a “micro-grid”. We also design, sell and install residential and commercial solar PV systems.

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

In 2010, we continued selling and installing our wind turbines in a variety of grid-tied and off-grid applications.  Throughout 2010, we also continued development efforts on our WindTamer® turbine in order to increase the power production of the turbine and to decrease its installation and manufacturing costs.  In the first half of 2010, we sold our first mobile renewable energy system for testing and use by the U.S. Army, and operated as a development stage company.  During the second half of 2010, we exited reporting as a development stage company, as a result of increased customer order bookings and sales. We also developed and sold our Power on Demand energy storage system, the first of which was commissioned in the first quarter of 2011.  In the fourth quarter of 2010, we began selling solar PV, and installed our first solar PV systems in the first quarter of 2011.

We continued our product development in 2011, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station.  The development of our Power on Demand system and Mobile Renewable Power Station progressed to where we were able to increase our sales and marketing efforts of such products in late 2011.  We expect to continue product development efforts on our Power on Demand system and Mobile Renewable Power Station, in 2013 and beyond.

Financial Operations

In 2011, we generated revenues from sales of not only the Windtamer® turbine and Mobile Renewable Power Station, but also our patent-pending Power on Demand System, and numerous solar PV installations.

In 2012, revenues were $1,999,000, as compared with revenues of $782,000 in 2011. Our operating losses were $3,643,000 and $3,998,000 for the years ended December 31, 2012 and 2011, respectively.  Of the $3,643,000 and $3,998,000 operating loss in 2012 and 2011, $1,371,000 and $1,868,000, respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, depreciation and amortization. Additionally, the 2011 results reflect a $1,000,000 gain on debt extinguishment.  Our accumulated deficit as of December 31, 2012 was $(23,762,000).

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our Power on Demand system, our Mobile Renewable Power Station, our intelligent micro-grid, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development. The timing of our ability to generate a positive cash flow is directly dependent on the way we are able to manage these factors.

We will require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations, we may continue to seek to raise additional capital to accelerate our growth or expand our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “ Risk Factors .”

Results of Operations

Results of Operations for Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. For the year ended December 31, 2012, we reported net sales of $1,999,000, an increase of $1,216,000, or 155% over 2011 revenues. We realized strong growth in solar PV installations, with sales of $885,000 in 2012, an increase of 229% over 2011 levels.  Additionally, as a result being awarded the Phase One and Phase Two development contracts for a new Intelligent Scalable Micro-grid for the U.S Army, we recognized revenue of $1,087,000 in 2012. These increases are offset by small decreases in our other product line sales.

We continue to use our expertise in power management and alternative and renewable energy and believe that by combining renewable energy with energy storage and power management, we can broaden our sales efforts and provide our customers with an attractive return on investment.  We have deposits from customers totaling approximately $127,000 as of December 31, 2012 ($112,000 as of December 31, 2011).  We expect to recognize sales associated with these deposits during the first and second quarters of 2013 as we obtain permits and zoning approvals from both NYSERDA and customer’s town officials, complete site assessments,  and  complete installations although there can be no assurance that we will be able to meet this schedule.

Gross Loss.  For the year ended December 31, 2012, our gross loss was $441,000, as compared to a gross loss of $904,000 for the year ended December 31, 2011. The decrease in gross loss is attributable to increased sales volume in 2012 as well as favorable standard margins on solar PV sales.

Research and Development.  Research and development costs for the year ended December 31, 2012 amounted to $526,000 a decrease of $657,000, or 56%, when compared to the year ended December 31, 2011.  This decrease reflects the Company’s change of focus away from the continued development of the ducted wind turbine.

Selling, General and Administrative.  Selling, general and administrative expenses, or SG&A expenses, for the year ended December 31, 2012 were $2,495,000, a decrease of $415,000 when compared to the year ended December 31, 2011.  The decrease over the prior year was related primarily to the non-cash financing costs associated with the Company’s 2011 private placement offerings and a decrease in stock option expenses.

Gain on Debt Extinguishment. For the year ended December 31, 2011, the Company recorded a $1,000,000 non-cash gain as a result of the default and settlement of the Company’s $1,000,000 working capital loan by the guarantors of the loan.  The Company has no obligation to the guarantors as a result of the guarantors’ repayment of the loan. There was no such gain for the year ended December 31, 2012.

Depreciation and Amortization.  Depreciation and amortization charges were $118,000 for the year ended December 31, 2012 compared to $94,000 for the year ended December 31, 2011.  The Company impaired assets totaling $33,000 for assets associated with turbine component fabrication for the year ended December 31, 2012. For the year ended December 31, 2012, the Company impaired assets totaling $13,000.

Other Income (Expense).  Interest expense for the year ended December 31, 2012 was $186,000 as compared to $10,000 for the year ended December 31, 2011 due the amortization of debt discount and borrowing activity on our line of credit agreement with TMK-ENT, Inc. Interest income was minimal for the years ended December 31, 2011 and 2012.

Income Taxes. For the year ended December 31, 2012, we recorded income relating to a New York State Qualified Emerging Company Tax credit totaling $159,000.  This tax credit related to the year ending December 31, 2010, and was received in January, 2012. No such tax credit was received in 2011.

Net Loss.  We incurred net losses of $3,490,000 and $4,006,000 for the years ended December 31, 2012 and 2011, respectively. Increase in sales and a reduction in gross loss and operating expenses in 2012 was offset by the non-recurring gain on debt extinguishment realized for the year ending December 31, 2011.

We continue to use our expertise in energy storage and power distribution to combine  wind turbine technology, solar PV systems, generators, and fuel cells with energy storage systems and our proprietary and patent-pending energy storage and management systems to become a market leader in the power management and renewable energy industries.  We believe that our products will be sold in the residential, commercial/industrial, government, military, portable and off-grid markets.

As of March 15, 2013, our backlog amounted to $2.5 million, and consists of orders for Power on Demand systems, solar installations and development contracts.  A portion of this backlog will be reported as revenue on an installment sale-cost recovery basis.

There can be no assurance that our management will be successful in completing our product development programs, implementing the continued development of a domestic and international sales force, and developing the supply chain for all of our purchased components.  These initiatives are crucial for our continued growth.

Liquidity and Capital Resources
We had working capital of $178,000 as of December 31, 2012 as compared to a working capital deficit of $82,000 as of December 31, 2011. The increase in working capital relates to the deferred debt discount arising from the warrant transactions associated with our line of credit with TMK-ENT, Inc, offset by increases in current liabilities.

In addition to our $1.25 million working capital loan with TMK-ENT, Inc., our principal source of liquidity has been through private placement offerings of our common stock and warrants to purchase common stock. From 2008 through 2010, we raised $3,180,000 through the sale of stock at varying prices. (Placement costs amounted to $43,000). In November 2009, we raised $1,667,000 via the exercise by third parties of 1.7 million stock options.  In December 2010, the Board of Directors approved the sale of 115 “units”, with each “unit” consisting of 25,000 shares of common stock, and a warrant to purchase up to 875 shares of common stock at $10.00 per share. The warrant vests two years from the date of purchase, and has a ten-year term. The Company sold 48 “units” in December 2010, for $840,000, and in 2011, an additional 67 “units” were sold for a total of $1,172,000. In May 2011, our Board of Directors approved a substantially similar private placement offering plan to sell up to 115 “units”, which were sold in the last half of 2011. Costs associated with these private placements were minimal.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of units in this private placement is required to agree to not sell any shares of common stock purchased in the private placement for at least one year.  During 2012, the Company sold 53 units, which yielded $795,000.

We have utilized our funds to form our management, sales and engineering teams, purchase inventory to satisfy short term customer demand, and to further our product development. We have also used resources to develop and test our Power on Demand system, our Mobile Renewable Power Station and our intelligent micro-grids.  We have also utilized funds to develop and launch marketing for our Company initiative to focus into broader applications of renewable energy and power management, including, but not limited to, our Power on Demand system, Mobile Renewable Power Station and intelligent micro-grids.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations.

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

For research and development contracts, we recognize the revenue using the proportional effort method based upon the relationship of cost incurred to date to the total estimated cost to complete the contract. Cost elements include direct labor, materials, overhead and outside contractor costs.  The excess of amounts billed on a milestone basis versus the amounts recorded as revenue on a proportional effort basis is classified as deferred revenue.  We provide for any loss that we expect to incur in the agreements when the loss is probable.

For certain Power on Demand system sales, we bill the customer based upon the cost savings generated from the system.  Because of the terms of these sales transactions, we record the sale on a cost recovery method, whereby equal amounts of revenue and expense are recognized as collections are made, postponing the recognition of profit until all costs have been recovered.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” now ASC 505 and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 505-50.

Management has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.   Prior to there being a public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties.  Since the Company’s stock started trading on the OTCBB, the closing price on grant date has been used.   Further, the expected volatility was calculated using the historical volatility of similar public entities in the energy storage and energy management field in accordance Question 6 of SAB Topic 14.D.1, ASC 718.  In making this determination and finding other similar companies, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. Our actual volatility could vary from the estimate used based on these companies, which could have a material impact on future results of operations.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

Item 9A.  Controls and Procedures

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal controls over financial reporting during the year ended December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon our assessment, we have concluded that our internal control over financial reporting is effective based upon those criteria.

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

Item 9B.  Other Information

Unregistered Sales of Equity Securities

In 2012, we issued 122,959 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $259,015, and we issued 30,000 shares of common stock to consultants for professional services rendered of $30,000.

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

In January 2013, the Company issued 10,000 shares of common stock to a corporate attorney for services rendered.

On February 4, 2013, the Company entered into a lease modification , a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York. Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the Lease and (2) free rent, CAM charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant, and Corporate Governance
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 11.  Executive Compensation
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

10.16	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 30, 2010).

10.17	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on December 30, 2010).

10.18	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 10-Q filed on August 12, 2011).

10.19	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 10-Q filed on August 12, 2011).

10.19	Form of Lock-Up Agreement (incorporated by reference herein to Exhibit 10.3 to the Form 10-Q filed on August 12, 2011).

10.20	Form of Subscription Agreement between Arista Power, Inc. and certain subscribers of units.

10.21	Form of Warrant Agreement between Arista Power, Inc. and certain holders of warrants.

10.22	Form of Lock-Up Agreement between Arista Power, Inc. and certain subscribers of units.

10.23	Business Cooperation Agreement between Arista Power, Incorporated and GEMx Technologies, LLC (a/k/a GE Energy Storage)

10.24
Loan Agreement, dated as of September 4, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated (incorporated by reference herein to Exhibit 10.24 to the Form 10-Q filed on November 13, 2012)

10.25
Revolving Credit Note, dated as of September 4, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated incorporated by reference herein to Exhibit 10.24 to the Form 10-Q filed on November 13, 2012)

10.26
Warrant Purchase Agreement, dated as of September 4, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated incorporated by reference herein to Exhibit 10.24 to the Form 10-Q filed on November 13, 2012)

10.27*	Loan Agreement, dated as of November 13, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.28*	Revolving Credit Note, dated as of November 13, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.29*	Warrant Purchase Agreement, dated as of November 13, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.30*	Loan Agreement, dated as of December 21, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.31*	Revolving Credit Note, dated as of December 21, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.32*	Warrant Purchase Agreement, dated as of December 21, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

21*	Subsidiaries of Registrant

23.1*	Consent of EFP Rotenberg, LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

Date: March 28, 2013	By:	/s/ William A. Schmitz
William A. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William A. Schmitz	Chief Executive Officer and Director	March 28, 2013
William A. Schmitz	(Principal Executive Officer)

/s/ Molly Hedges	Acting Chief Financial Officer, Vice President of Finance and Treasurer	March 28, 2013
Molly Hedges	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dov Schwell	Chairman of the Board and Director	March 28, 2013
Dov Schwell

/s/ John P. Blake	Director	March 28, 2013
John P. Blake

/s/ Steven DiNunzio	Director	March 28, 2013
Steven DiNunzio

/s/ Pierre Leignadier	Director	March 28, 2013
Pierre Leignadier

/s/ George Naselaris	Director	March 28, 2013
George Naselaris

ARISTA POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arista Power, Inc.

We have audited the accompanying balance sheets of Arista Power, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Arista Power, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arista Power, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York March 28, 2012

ARISTA POWER, INC.

Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$78,253	$371,132
Accounts Receivable (net of allowance for doubtful accounts $25,200 in 2012 and $0 in 2011)	400,419	73,312
Prepaid expenses and other current assets	275,371	346,787
Inventory	669,745	539,124
Deferred debt discount	1,090,750	0
Total current assets	2,514,538	1,330,355

Intangible assets, net	30,713	33,025

Property and equipment, net	121,587	247,858

Total assets	$2,666,838	$1,611,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,268,947	$889,481
Borrowings under line of credit, net of debt discount	166,513	0
Customer deposits	127,239	112,218
Accrued payroll	78,445	51,635
Accrued warranty costs	140,074	135,606
Deferred revenue	126,043	0
Accrued liabilities	418,069	211,986
Current portion of long term debt	11,688	11,072
Total current liabilities	2,337,018	1,411,998
Commitments and Contingencies (Note 9)
Long term liabilities
Long term debt	27,951	39,638
Total long term liabilities	27,951	39,638

Stockholders’ equity

Preferred stock, 5,000,000 shares authorized, $.0001 par value; none issued or outstanding at December 31, 2012 or December 31, 2011	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 12,406,633 and 11,854,644 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	24,813	23,709
Additional paid-in capital	24,038,807	20,407,748
Deficit accumulated	(23,761,751)	(20,271,855)
Total stockholders’ equity	301,869	159,602

Total liabilities and stockholders’ equity	$2,666,838	$1,611,238

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Statements of Operations

	For the years ended
	December 31,	December 31,
	2012	2011
Sales	$1,998,667	$782,378
Cost of Goods Sold	2,439,759	1,686,254
Gross Loss	(441,092)	(903,876)
Operating Expenses:
Research and development expenses	526,460	1,183,839
Selling, general and administrative expenses	2,495,474	2,910,590
Gain arising from debt extinguishment	0	(1,000,000)

Total expenses	3,021,934	3,094,429

Loss from operations	(3,463,026)	(3,998,305)
Non-operating (revenue)/expense
Interest	185,765	7,527
Net loss before income taxes	(3,648,791)	(4,005,832)
Income taxes	(158,895)	175
Net loss	(3,489,896)	(4,006,007)
Net loss per common share - basic and diluted	(.29)	(.41)
Weighted average number of common shares – basic and diluted	12,229,680	9,862,601

The accompanying notes are an integral part of the financial statements.

 ARISTA POWER, INC.

Statements of Cash Flows

	For the years ended
	December 31, 2012	December 31, 2011
Operating activities
Net loss	$(3,489,896)	$(4,006,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	118,059	94,233
Stock based compensation	581,940	1,201,878
Financing fees- issuance of warrants, non-cash	126,958	381,394
Stock issued for services and rent	289,015	173,677
Amortization of debt discount	166,513	0
Impairment of fixed assets	33,302	13,177
Impairment of inventory	27,702	3,720
Bad debt expense	26,942	0
Extinguishment of line of credit debt	0	(1,000,000)
Changes in operating assets and liabilities:
Increase/(decrease) in prepaid expenses and other current assets	71,416	(216,278)
Increase in trade accounts receivable	(354,049)	(60,052)
Increase in inventory	(158,323)	(22,203)
Increase/(decrease) in customer deposits	15,021	(142,520)
Increase in warranty reserve	4,468	84,916
Increase in deferred revenue	126,043	0
Increase in trade accounts payable and accrued liabilities	612,975	187,639

Net cash used in operating activities	(1,801,914)	(3,306,426)

Investing Activities
Acquisition of fixed assets	(22,778)	(131,165)
Net cash used in investing activities	(22,778)	(131,165)

Financing activities
Borrowings on line of credit	748,500	0
(Repayments)/borrowings of long term debt, net	(11,687)	39,638
Proceeds of issuance of common stock	795,000	3,185,000
Net cash provided by financing activities	1,531,813	3,224,638

(Decrease) in cash	(292,879)	(212,953)

Cash – beginning of period	371,132	584,085

Cash – end of period	$78,253	$371,132

Supplemental Information:
(Tax credits received)/income taxes paid	$(158,895)	$175
Interest paid	$3,866	$13,249

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Statement of Stockholders’ Equity

	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2010	7,256,294	$14,512	$15,474,996	$(16,265,848)	$(776,340)
Issuance of common stock for cash	4,550,000	9,100	3,175,900		3,185,000
Issuance of common stock under stock award	1,850	4	598,841		598,845
Issuance of common stock for services and rent	46,500	93	173,584		173,677
Stock option expense			603,033		603,033
Issuance of warrants for financing			381,394		381,394
Net loss for 2011				(4,006,007)	(4,006,007)

Balance, December 31, 2011	11,854,644	$23,709	$20,407,748	$(20,271,855)	$159,602

Rounding due to reverse stock split	292
Issuance of common stock for cash	397,500	795	794,205		795,000
Issuance of common stock for rent and services	152,959	306	288,709		289,015
Issuance of common stock under stock award	1,258	3	3,050		3,053
Stock option expense			578,887		578,887
Issuance of warrants for financing			126,958		126,958
Issuance of warrants with revolving line of credit facility			1,839,250		1,839,250
Net loss for 2012				(3,489,896)	(3,489,896)

Balance, December 31, 2012	12,406,653	$24,813	$24,038,807	$(23,761,751)	$301,869

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

The Company is a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, and a supplier and designer of solar energy systems.  The Company’s patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users.  The Company also sells a Mobile Renewable Power Station that generates energy from solar PV, wind turbines, fuel cells, and generators that is stored in an integrated onboard energy storage device for military and other applications, and a stationary, scalable Renewable Power Station that can be drop-shipped to off-grid locations to be used as a ‘micro-grid.’  The Company also designs, sells and installs residential and commercial solar PV systems.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, specific customer issues are reviewed to arrive at appropriate allowances. The allowance for doubtful accounts at December 31, 2012 and 2011 were $25,200 and $0, respectively.

Inventory

Inventory consists of parts and sub-assemblies for Power on Demand and solar PV systems and parts for solar PV systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s production operations to bring its products to a sellable state.  The inventory as of December 31, 2012 consisted of raw materials amounting to $201,605 and work-in-process amounting to $468,140.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of December 31, 2012, no such reserve was required, while as of December 31, 2011, reserve amounted to $47,171. For the year ended December 31, 2012, all remaining turbine inventory was written off and disposed of.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the year ended December 31, 2012, the Company impaired assets totaling $33,302, which related primarily to tooling for turbine components, while for the year ending December 31, 2011, assets totaling $13,177 were impaired.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity.

Revenue Recognition

Revenue is recognized when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the sale price to be paid by the customer is fixed or determinable; and (4) the collection of the sale price is reasonably assured.  Amounts  collected prior to satisfying our revenue recognition policy are reflected as customer deposits.

For research and development contracts, we recognize the revenue using the proportional effort method based upon the relationship if cost incurred to date to the total estimated cost to complete the contract. Cost elements include direct labor, materials, overhead and outside contractor costs.  The excess of amounts billed on a milestone basis versus the amounts recorded as revenue on a proportional effort basis is classified as deferred revenue. We provide for any loss that we expect to incur in the agreements when the loss is probable.

For certain Power on Demand system sales, we bill the customer based upon the cost savings generated from the system.  Because of the terms of these sales transactions, we record the sale on a cost recovery method, whereby equal amounts of revenue and expense are recognized as collections are made, postponing the recognition of profit until all costs have been recovered.

Research and Development Costs

All costs related to research and development are expensed when incurred.  Research and development costs consist of expenses associated with the development of the Company’s Power on Demand system and Mobile Renewable Power Station.  Specifically, these costs consist of labor  materials and consultants.

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

Concentrations of Customers and Suppliers

The Company’s largest customer accounted for 54% of 2012 sales, and this customer’s accounts receivable represented 68% of total accounts receivable as of December 31, 2012.  For the year ended December 31, 2011, sales to a single customer did not exceed 10% of total sales.

We purchase a significant portion of our solar PV products from a single supplier, and as such receive certain discounts due to purchase volumes.  Purchases from this vendor totaled 28% of our material cost of goods sold for the year ended December 31, 2012.   There are numerous alternative suppliers that could supply the materials and components used in our solar PV installations, and we believe that utilizing our current supplier will not have an adverse effect on our business.

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

As of December 31, 2012, there were 516,400 stock options and 2,954,250 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. Since its formation, the Company has generated minimal sales volumes, and has incurred cumulative net loss of $23,761,751.  Our sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

During 2011, the Company raised $3.2 million through several private placement sales of units that included shares of common stock and warrants to purchase common stock. In March of 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  In 2012, the Company sold 53 units, which yielded $795,000. On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc., providing for a $500,000 working capital revolving line of credit.  On November 13, 2012, the loan agreement was amended to allow the Company to borrow up to $750,000, and on December 21, 2012 the loan agreement was amended to increase the Company’s revolving line of credit to $1,250,000.  As of December 31, 2012, there was $748,500 outstanding on the revolving line of credit.   This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of:

	December 31, 2012	December 31, 2011
Property and equipment
Equipment	$253,718	$244,799
Furniture and fixtures	38,950	38,950
Software	71,625	71,625
Product Tooling	0	51,373
Total property and equipment before accumulated depreciation	364,293	406,747

Less accumulated depreciation	(242,706)	(158,889)
Total property and equipment	121,587	247,858

Intangible assets
Patents	34,862	34,862
Trademark	4,525	4,525
Total intangible assets before accumulated amortization	39,387	39,387

Less accumulated amortization	(8,674)	(6,362)
Total intangible assets	$30,713	$33,025

Impairments of assets for the year ended December 31, 2012 totaled $33,302 as compared to $13,177 for the year ended December 31, 2011. The impairment for 2012 related primarily to tooling for the Company’s wind turbine components.

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

In connection with the guarantees, the Company issued to Mr. Brock and the guarantors warrants to purchase an aggregate of 1,450,000 shares of our common stock at $5.00 per share.  The warrants have a term of 10 years, with a six-month incremental vesting schedule in tranches of 25% of the shares under each warrant from the date of issue. The total non-cash expense for this warrant issuance was recorded in 2010 and amounted to $6,235,000.  At December 31, 2012, all of these warrants were vested.

ARISTA POWER, INC.

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

In August 2011 the Company purchased equipment for $44,748, financed with a loan from Canandaigua National Bank.  The loan is guaranteed by William Schmitz, CEO of the Company, has a 60-month term, and carries a 4.99% annual interest rate.  Monthly payments are $844. In October 2011 the Company leased office equipment for $9,068 financed with a loan from Canon Financial Services, Inc.  The loan, with monthly payments of $279, has a 6.76% annual interest rate and a 36 month term. The end of term purchase option calls for payment of the equipment’s fair market value.

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit agreement from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit agreement for $750,000 to $1,250,000.  The note matures on December 21, 2013. Borrowings under the line of credit amount to $748,500 as of December 31, 2012. In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. As of December 31, 2012, the Company had drawn $748,500 on the line of credit. The difference between the fair market value of the warrants and draws on the line of credit is $1,090,750 as of December 31, 2012, which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $166,513 for the year ended December 31, 2012.

Annual maturities of debt are as follows:

2013	$760,188
2014	$11,782
2015	$9,540
2016	$6,629

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5 – Stockholders’ Equity

For the year ended December 31, 2012, the Company issued 152,959 to strategic vendors and consultants for goods and services totaling $289,015. During 2012, the Company raised capital through the private placement sales of “units” consisting 7,500 shares of common stock and a warrant to purchase 1,000 shares of common stock for $10 per share. The warrants vest fully two years from the date of unit purchase and have a ten year term. The Company sold 53 units which yielded $795,000.

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

For the year ended December 31, 2012 and 2011, total stock option expense amounted to $578,887 and $603,033, respectively. In 2012, 178,000 stock options were granted, while in 2011 89,150 stock options were granted under the 2008 Equity Incentive Plan.

On December 13, 2010, the Board of Directors approved a plan whereby certain employees were issued restricted shares of common stock in lieu of future salary cash payments. The employees forfeited salary over a twelve week period to purchase the common shares, which were valued at fair market value as of the date of grant.  On March 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a change in the vesting date for restricted shares held by certain employees from April 1, 2011 to August 1, 2011. On July 29, 2011, the Compensation Committee of the Company’s Board of Directors approved an amendment to change the vesting date of these restricted shares to March 1, 2012. On February 28, 2012, the Compensation Committee of the Company’s Board of Directors approved an amendment to change the vesting date of these restricted shares to November 15, 2012, and on November 8, 2012, the Compensation Committee of the Company’s Board approved and amendment to change the vesting date of these restricted shares to August 20, 2013.  On April 1, 2011, 55,969 shares vested, and the remaining 169,368 shares will vest fully on August 20, 2013. For the year ended December 31, 2011 expenses totaling $594,498 were recorded in conjunction with this award. There were no expenses relative to this award in 2012.

Note 6 – Stock-Based Compensation

The Company has established the “2008 Equity Incentive Plan,” which is a shareholder approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.  The 2008 Equity Incentive Plan originally provided for the issuance of up to 400,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 400,000 to 800,000, and this amendment was approved by the Company’s shareholders at its Annual Meeting on April 28, 2010. In March of 2012, the Board of Directors approved an amendment to increase the number of shares available for award under the plan to 1,550,000.  This amendment was approved by shareholders at the Annual Meeting of Shareholders on May 9, 2012.

For the year ended December 31, 2012, the Company recorded compensation costs for options and shares granted under the plan amounting to $543,267 as compared to $1,201,878 for the year ended December 30, 2011.  This expense increased basic and diluted net loss per share by $.04 for the year ended December 31, 2011 (an increase of $.12 net loss per share for the year ended December 31, 2011).

On November 8, 2012, the Board of Directors of the Company approved the repricing of 85,000 outstanding compensatory options to purchase common stock of the Company (“Common Stock”) held by executive officers of the Company (including the principal executive officer, principal financial officer, and principal executive officer) previously granted under the Amended and Restated 2008 Equity Incentive Plan (the “Options”).  As a result, the exercise price of the Options was lowered to $1.67 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on November 8, 2012. There was no change in the number of shares subject to each Option, vesting or other terms of the Options.  The Company repriced 75,000 and 10,000 Options held by William A. Schmitz, the Company’s Chief Executive Officer and President, and Molly Hedges, the Company’s Acting Chief Financial Officer and Vice President of Finance, respectively. For the year ended December 31, 2012, the Company recorded expenses totaling $14,350 associated with the repricing.

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

Year ended
	December 31, 2012	December 31, 2011
Expected dividend yield	0%	0%
Expected stock price volatility	109-112%	95-98%
Risk-free interest rate	2.32-2.70%	2.58-4.20%
Expected life of options	1.5-9.5 Years	2.5- 9.9 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	364,400	$5.20
Options granted during 2012	178,000	$2.05
Options expired/cancelled during 2012	26,000	$5.68

Outstanding at December 31, 2012	516,400	$3.25	7.8	$0
Exercisable at December 31, 2012	442,650	$3.43	7.7	$0

The weighted average fair value of options granted during twelve months ended December 31, 2012 was approximately $2.05 ($3.54 for the twelve months ended December 31, 2011.)  During the twelve months ended December 31, 2012, 178,000 options were granted, 26,000 options expired or were cancelled, and no options were exercised. During the twelve months ended December 31, 2011, 89,150 options were granted, 20,250 expired or were cancelled, and no options were exercised.

On December 13, 2010, the Board of Directors approved a restricted stock award to certain employees in lieu of future salary cash payments. The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant. On March 30, 2011 the Compensation Committee if the Company’s Board of Directors approved a change to the vesting date for restricted stock held by certain employees from April 1, 2011 to August 1, 2011.  On July 29, 2011, the Compensation Committee of the Board of Directors approved a change to the vesting date of these restricted shares to March 1, 2012. On February 28, 2012, the Compensation Committee of the Board of Directors approved a change to the vesting date for the restricted stock held by certain employees from March 1, 2012 to November 15, 2012. The Compensation Committee of the Board of Directors approved a change in vesting date from November 15, 2011 until August 20, 2013 on November 8, 2012. A total of 55,969 shares vested on April 1, 2011, and the remaining 169,368 shares will vest on August 20, 2013.

The table below summarizes the status of the Company’s restricted stock awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2011	169,368	$2.80
Vested – 2012	0	$0
Non-vested at December 31, 2012	169,368	$2.80

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expense of $594,498 was recognized for the year ended December 31, 2011, while no such expense was recorded for the year ended December 31, 2012.

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

	Year ended	Year ended
	December 31, 2012	December 31, 2011
Expected dividend yield	0%	0%
Expected stock price volatility	105-113%	95-98%
Risk-free interest rate	2.06-3.03%	2.34-4.24%
Expected life of warrants	7.3-9.8 Years	8.3-9.9 Years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,651,250	$5.61	8.3
Warrants granted during 2012	1,303,000	1.94	9.5
Warrants expired/cancelled during 2012	0

Outstanding at December 31, 2012	2,954,250	$3.80	8.5	$0
Exercisable at December 31, 2012	1,492,000	$4.76	7.3	$0

The weighted average fair value of warrants issued during twelve months ended December 31, 2012 was $1.94 ($10.00 for the year ended December 31, 2011).  During the year ended December 31, 2012, 404,500 warrants vested, none expired or were cancelled, and no warrants were exercised. For the year ended December 31, 2011, 725,000 warrants vested, none expired or were cancelled, and no warrants were exercised.

On November 8, 2012, the Board of Directors of the Company approved the repricing of 172,500 outstanding warrants to purchase common stock of the Company (“Common Stock”) held by executive officers of the Company (including the principal executive officer, principal financial officer, and principal executive officer) previously granted under the Amended and Restated 2008 Equity Incentive Plan (the “Options”).  As a result, the exercise price of the Warrants was lowered to $1.67 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on November 8, 2012. There was no change in the number of shares subject to each Option, vesting or other terms of the Options.  The Company repriced 115,000 and 57,500 Warrants held by William A. Schmitz, the Company’s Chief Executive Officer and President, and Molly Hedges, the Company’s Acting Chief Financial Officer and Vice President of Finance, respectively. For the year ended December 31, 2012, the Company recorded expenses totaling $24,323 associated with the repricing.

Note 8 – Consulting Agreement

In 2010, we entered into consulting agreements with two individuals to provide technical assistance to allow the Company to enhance its ducted wind turbine. Payment for services was to be on an hourly basis at an agreed upon rate for services performed. In conjunction with these agreements, these individuals received stock options vesting over a one to three year period.  Stock option expense associated with these awards amounted to $20,826 for the year ended December 31, 2011.  No such expense was recorded for 2012.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9 – Commitments and Contingencies

Employment Agreements

As of December 31, 2012, the Company has employment agreements in place with four members of senior management.  The remaining terms of the agreements are for one year, commencing at the anniversary of the initial agreement and expire at varying times from November 14, 2013 until March 1, 2014.  Annual compensation required under the agreements includes base salary aggregating $752,000 as well as annual bonuses based upon achieving certain performance milestones.  All of these agreements contain severance provisions in the event of termination of the employee without cause that requires the continued payment of the annual salary through the term of the agreement, but for a minimum of two years.

Operating Lease

In October 2010, a lease was executed for the Company’s Rochester, New York facility.  The lease term is from August 2010 through July 2015.  The first year of the lease term required monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay their proportionate share of real estate taxes and common area maintenance costs for the Rochester facility. Our landlord entered into an agreement with a third party to occupy a portion of our leased space.  On February 4, 2013, we entered into a new agreement to lease approximately 20,000 feet of space in our current complex. The lease term is from February 1, 2013 through November 20, 2018, with monthly rent of $5,861, which increases annually by 3%. We are also responsible for certain taxes and common area maintenance costs on a proportionate share basis.

Annual cash commitments by year under the Company’s lease agreement is as follows:

Cash Rental Commitment

2013	$5,861
2014	$70,512
2015	$72,627
2016	$74,806
2017	$77,050

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warranty

During the years ended December 31, 2012 and 2011, the Company entered into a number of sales orders for Power on Demand systems, solar PV installations and wind turbine installations.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of December 31, 2012 amounted to $127,239 ($112,218 as of December 31, 2011) and have been included in customer deposits.  We expect to install the units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, obtain NYSERDA approvals, complete site assessments, and continue product evaluation.  The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship.  The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data.  These estimates are reviewed quarterly and are updated as new information becomes available.  The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements.  As of December 31, 2012 and 2011, a warranty reserve totaling $140,074 and $135,606, respectively, is included in the accrued liabilities section of the balance sheet. The following table summarizes the activity in the accrued warranty account:

	December 31, 2012	December 31, 2010

Balance as of beginning of year	$135,606	$50,690
Warranty costs accrued	32,816	118,935
Settlements made	(28,348)	(34,019)

Balance as of end of year	$140,074	135,606

Note 10 - Income Taxes

Following is a summary of the components giving rise to the income tax provision (benefit) for the periods ended December 31:

	Year ended
	2012	2011
Current	$(158,895)	$–
Deferred	(1,386,246)	(1,398,479)
Less increase in allowance	1,386,246	1,398,479
Net deferred	–	–
Total income tax provisions (benefit)	$(158,895)	$–

Individual components of the deferred tax asset are as follows as of December 31:

	Year ended
	2012	2011
Net operating loss carryforwards	$4,107,084	$3,075,986
Stock based compensation	3,848,988	3,600,874
Depreciation and amortization	289,345	289,345
Tax credit carryforward	107,854	820
Total	8,353,271	6,967,025
Less valuation allowance	(8,353,271)	(6,967,025)
Net deferred tax assets	$–	$–

The Company has approximately $11,848,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income.  These NOLs expire at various dates through 2032. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to offset the deferred tax assets.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS  (Continued)

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

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	Year ended
	2012	2011
Tax benefit at statutory United States federal rate	$(1,186,565)	$(1,362,096)
State income tax credit net of federal benefit	(187,427)	(36,383)
Tax credits	(107,034)
Adjustments from prior year	(64,115)
Change in valuation reserves	1,386,246	1,398,479
Current tax (expense) income	(158,895)	0
Effective tax rate (%)	4%	0%

Actual cash payments for taxes in 2012 were $500 ($175 in 2011). In December 2011, the Company approved a Consent to Desk Audit Adjustment providing the Company with a New York State Qualified Emerging Technology Company tax credit of $159,395 for the year ended December 31, 2010.  The cash refund was received by and recorded as income by the Company in January 2012.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”), now ASC 740.  Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  It also provides related guidance on underecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.  In addition, the Company did not have any material unrecognized tax benefits at December 31, 2012 or 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the years ended December 31, 2012 and 2011, the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2007 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 11 – Subsequent Events

On February 4, 2013, the Company entered into a lease modification , a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York.

Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease  and (2) free rent, CAM charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.  The warrant and purchase agreement have customary anti-dilution protections.

The lease amendment amended the lease, dated June 9, 2010, between the Company and 1999 Mt. RB, and provides, among other things: (1) the leasing of approximately 20,096 square feet at 1999 Mt. Read Boulevard, Rochester, New York; (2) a lease term that runs from February 1, 2013 through November 30, 2018, (3) two five-year renewal options at the option of Arista Power; (4) the Free Rent Period; and (5) base rent starting on November 30, 2013 at a price of $3.50 per square foot per year with annual increases of 3%.

In January 2012, the Company issued 10,000 shares of common stock to a corporate attorney for services rendered, which totaled $10,000.