Form 10-Q
period 2013-03-31
Arista Power, Inc.
filed 2013-05-13
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013 the Registrant had outstanding 12,807,027 shares common stock, $0.002 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$56,199	$78,253
Accounts Receivable (less allowance for doubtful accounts of $25,200 at March 31, 2013 and December 31, 2012)	34,528	400,419
Prepaid expenses and other current assets	441,042	275,371
Inventory	626,557	669,745
Deferred debt discount	820,750	1,090,750
Total current assets	1,979,076	2,514,538

Other assets	205,440	0

Intangible assets, net	26,814	30,713

Property and equipment, net	103,950	121,587

Total assets	$2,315,280	$2,666,838

Current liabilities
Accounts payable	$972,586	$1,268,947
Borrowings under line of credit, net of debt discount	366,365	166,513
Customer deposits	145,723	127,239
Accrued payroll	181,931	78,445
Deferred revenue	82,425	126,043
Accrued warranty costs	140,074	140,074
Accrued liabilities	383,548	418,069
Current portion of long term debt	11,848	11,688
Total current liabilities	2,284,500	2,337,018

Long term liabilities
Long term debt	24,928	27,951
Total long term liabilities	24,928	27,951

Total liabilities	2,309,428	2,364,969

Stockholders' equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at March 31, 2013 or December 31, 2012	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 12,807,027 and 12,406,633 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	25,613	24,813
Additional paid-in capital	24,916,567	24,038,807
Deficit accumulated	(24,936,328)	(23,761,751)
Total stockholders' equity	5,852	301,869

Total liabilities and stockholders' equity	$2,315,280	$2,666,838

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended March 31, 2013	Ended March 31, 2012

Sales	$108,644	$311,174
Cost of Goods Sold	197,233	495,881
Gross Loss	(88,589)	(184,707)
Operating Expenses:
Research and development expenses	126,538	146,301
Selling, general and administrative expenses	734,130	659,046
Total expenses	860,668	805,347
Loss from operations	(949,257)	(990,054)
Non-operating revenue/(expense)
Interest expense	(224,820)	(560)
Net loss before income taxes	(1,174,077)	(990,614)
Income taxes/(credits)	500	(159,220)
Net loss	$(1,174,577)	$(831,394)
Net loss per common share - basic and diluted	$(.09)	$(.07)
Weighted average number of common shares outstanding - basic and diluted	12,676,895	11,934,771

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Operating activities
Net loss	$(1,174,577)	$(831,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	18,140	31,535
Stock-based compensation	363,369	153,970
Issuance of warrants, non-cash	7,337	36,662
Stock issued for rent and services	100,488	45,995
Amortization of debt discount	199,852	0
Impairment of intangible assets	3,396	0
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other current assets	(121,647)	19,732
Decrease/(increase) in trade accounts receivable	365,891	(296,893)
Decrease in inventory	43,188	3,897
Increase in customer deposits	18,484	35,552
(Decrease)/increase in deferred revenue	(43,618)	338,549
Increase in accrued warranty costs	0	4,468
(Decrease)/increase in trade accounts payable and accrued liabilities	(69,494)	185,773
Net cash provided by/(used in) operating activities	(289,191)	(272,154)

Investing Activities
Acquisition of fixed assets	0	(11,075)
Net cash used in investing activities	0	(11,075)

Financing activities
Borrowings on line of credit	270,000	0
Proceeds from issuance of common stock	0	240,000
Payments in long term debt	(2,863)	(2,861)
Net cash provided by financing activities	267,137	237,139

(Decrease) in cash	(22,054)	(46,090)

Cash – beginning of period	78,253	371,132

Cash – end of period	$56,199	$325,042

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$500	$(159,220)
Interest Paid	$1,511	$720
Non-cash investing and financing activities:
Stock issued for accrued expenses	$157,903	$205,859
Application of deferred debt discount	$270,000	$0
Warrants issued for prepaid rent	$256,800	$0

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	12,406,633	$24,813	$24,038,807	$(23,761,751)	$301,869
Issuance of common stock for accrued liabilities	242,469	485	157,418		157,903
Issuance of common stock for rent and services	157,925	315	100,173		100,488
Issuance of warrants with rent settlement			256,800		256,800
Stock options and stock compensation			363,369		363,369
Net loss for quarter				(1,174,577)	(1,174,577)
Balance, March 31, 2013	12,807,027	$25,613	$24,916,567	$(24,936,328)	$5,852

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Three-Month Period ended March 31, 2013
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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2012.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts amounted to $25,200.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of March 31, 2013 consisted of raw materials amounting to $193,606 and work-in-process amounting to $432,951.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of March 31, 2013 and December 31, 2012, no reserve was necessary.

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

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. For the three months ended March 31, 2013, trademark costs totaling $3,396 relating to the Company’s WindTamer® trademark were impaired.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the three months ended March 31, 2013 and 2012, no assets were impaired.

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

For certain Power on Demand system sales, we bill the customer based upon the cost savings generated for the system.  Because of the terms of these sales transactions, we record the sales on a cost recovery method, whereby equal amounts of revenue and expense are recognized as collections are made, postponing the recognition of profit until all costs have been recovered.

Research and Development Costs

All costs related to research and development are expensed when incurred. Research and development costs consist of expenses associated with the development of the Company’s Power on Demand system and the Mobile Renewable Power Station.  Specifically, these costs consist of labor, materials, and consulting.

Warranty Costs

The Company’s standard warranty on each Power on Demand system, wind turbine, and solar system sold protects against defects in design, material, and workmanship under normal use for varying periods, based upon the product sold.  Several warranties have specific additional terms and conditions.  The Company provides for estimated cost of warranties at the time the revenue is recognized.  Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on component parts, and historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50.  Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement, or over the specified vesting period.

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

Basic and Diluted Loss Per Share

Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period.  Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued.  In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potentially issued common shares would be anti-dilutive.

As of March 31, 2013, there were 651,400 stock options and 3,970,916 warrants outstanding which, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development and operations and has incurred a cumulative net loss of $24,936,328.  The recurring losses from operations to date raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

In March of 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  In 2012, the Company sold 53 units, which yielded $795,000. On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc., providing for a $500,000 working capital revolving line of credit.  On November 13, 2012, the loan agreement was amended to allow the Company to borrow up to $750,000, and on December 21, 2012 the loan agreement was amended to increase the Company’s revolving line of credit to $1,250,000.  As of March 31, 2013, there was $1,018,500 outstanding on the revolving line of credit.  This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Debt

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit agreement from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit agreement for $750,000 to $1,250,000.  The note matures on December 21, 2013. Borrowings under the line of credit amount to $1,018,500 as of March 31, 2013 ($748,500 as of December 31, 2012). In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of March 31, 2013 ($1,090,750 as of December 31, 2012), which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $199,852 for the three months ended March 31, 2013, while there was no such expense for the three months ended March 31, 2012.

Annual maturities of debt are as follows:

2013	$1,030,188
2014	$11,782
2015	$9,540
2016	$6,629

Note 4 – Stockholders’ Equity

In January 2013, the Company issued 10,000 shares of common stock to an attorney for services rendered, which totaled $10,000.

On February 4, 2013, the Company entered into a lease modification, a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York. Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, CAM charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.  The warrant and purchase agreement have customary anti-dilution protections. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $256,800, which will be amortized over the lease term.  Of this amount, $7,337 was expensed in the three months ending March 31, 2013, $44,023 was recorded as a prepaid asset, and $205,440 is recorded as an other asset and will be amortized in a period that exceeds one year.

In March, 2012, we issued 119,191 shares of our common stock to strategic vendor-investors in lieu of cash for goods and services totaling $251,854.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant vests two years from the date of purchase of the applicable unit and has a ten-year life.  Each purchaser of the units has agreed not to sell any shares of common stock purchased in the private placement for at least one year.  During 2012 the Company sold 53 units, which yielded $795,000, 16 of which were sold in March, 2012, which yielded $240,000.

Note 5 – Stock Based Compensation

The Company has established the 2008 Equity Incentive Plan, which is a shareholder-approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan provides for the issuance of up to 1,550,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.

For the three months ended March 31, 2013, the Company recorded compensation costs for options and warrants of $363,369, as compared to $153,970 for the three months ended March 31, 2012. For the three months ended March 31, 2013, compensation costs relating to the issuance of options and warrants amounted to $287,171 and the Company recorded an expense of $76,198 associated with the repricing of options and warrants held by a consultant of the Company.

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

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Expected dividend yield	0%	0%
Expected stock price volatility	108%	96%
Risk-free interest rate	2.60-2.68%	2.68-2.7%
Expected life of options	.47-9.78 years	2.27-9.79 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	516,400	$3.25
Options granted during 2013	135,000	$1.22
Outstanding at March 31,2013	651,400	$2.81	6.96 years	$0
Exercisable at March 31,2013	308,400	$2.87	6.78 years	$0

For the three months ended March 31, 2013, the Company recorded compensation costs for options granted under the plan of $160,751, as compared to $152,894 for the three months ended March 31, 2012. Stock option grants amounted to 135,000 for the three months ended March 31, 2012 (96,650 for the three months ended March 31, 2012) while 141,650 options vested during that period (60,800 options vested for the three months ended March 31, 2012). There were no options cancelled or terminated for the three months ended March 31, 2013 and 2012. No options were exercised for the three months ended March 31, 2013 or March 31, 2012.

The weighted average fair value of options granted during the three months ended March 31, 2013 was $1.13, compared to $1.05 for the three months ended March 31, 2012.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 25,000 outstanding compensatory options to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company, previously granted under the Amended and Restated 2008 Equity Incentive Plan. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on January 22, 2013. There was no change in the number of shares subject to each option, vesting or other terms of the options. For the three months ended March 31, 2013, the Company recorded expenses totaling $13,575 associated with the repricing.

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors have approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to August 20, 2013. A total of 55,969 shares vested on April 1, 2011, and the remaining 169,368 shares are scheduled to vest on August 20, 2013.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at March 31, 2013	169,368	$2.80

There was no expense associated with this restricted stock grant for the three months ended March 31, 2013 and 2012.

Note 6 – Warrants

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

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31,2012
Expected dividend yield	0%	0%
Expected stock price volatility	93-108%	98%
Risk-free interest rate	.14–2.60%	2.96-3.03%
Expected life of warrants	.85-9.82 years	8.08-9.96 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,954,250	$3.80
Warrants granted during 2013	1,016,666	$1.08
Outstanding at March 31,2013	3,970,916	$2.70	7.31 years	$0
Exercisable at March 31,2013	2,138,375	$3.06	5.38 years	$0

The weighted average fair value of warrants issued during three months ended March 31, 2013 and 2012 was $.73 and $2.29, respectively.  During the three months ended March 31, 2012, 646,375 warrants vested (none vested for the three months ended March 31, 2012), and  no warrants were expired or cancelled for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, the Company recorded compensation costs of $126,420 for 416,666 warrants issued to a consultant of the Company.  The warrants have a ten year life, a $1.20 exercise price, and vest from six months to three years from grant date.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 423,125 outstanding warrants to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on January 22, 2013. There was no change in the number of shares subject to each warrant, vesting or other terms of the warrants. For the three months ended March 31, 2013, the Company recorded expenses totaling $62,623 associated with the repricing.

Note 7 – Commitments and Contingencies

Operating Lease

In October 2010, we executed a lease for our Rochester facility at 1999 Mt Read Boulevard (a four building complex).  The lease term was from August 2010 through July 2015.  The first year of the lease term required monthly base rent payments of $5,396, payable in cash or in the Company’s common stock. The base rent increases by 3% on August 1st of the each year of the lease.  The Company also is required to pay its proportionate share of real estate taxes and common area maintenance costs for the Rochester facility.

On February 4, 2013, the Company entered into a lease modification, a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York.

Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, common area maintenance charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.

The lease amendment amended the original lease between the Company and 1999 Mt. RB, and provides, among other things: (1) the leasing of approximately 20,096 square feet at 1999 Mt. Read Boulevard, Rochester, New York; (2) a lease term that runs from February 1, 2013 through November 30, 2018, (3) two five-year renewal options at the option of Arista Power; (4) the Free Rent Period ( from February 1, 2013 through November 30, 2013); and (5) base rent starting on November 30, 2013 at a price of $3.50 per square foot per year with annual increases of 3%. In addition, the Company must pay all future rent in cash.

Annual cash commitments by year under the Company’s lease agreements are as follows:

Cash rental commitment
2013	$5,861
2014	$70,512
2015	$72,627
2016	$74,806
2017	$77,050
2018	$72,567

Warranty

The Company entered into a number of sales orders for Power on Demand systems, solar installations, and wind turbine units.  Certain of these sales orders required deposits of the agreed-upon portion of the purchase price upon acceptance of the sales order.  The advance payments received as of March 31, 2012 amounted to $145,723 (the December 31, 2012 total was $127,239) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials, obtain New York State Energy Research Development Authority (“NYSERDA”) approvals, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of March 31, 2013 and December 31, 2012, the warranty reserve totals $140,074. The following table summarizes the activity in the accrued warranty account:

	March 31, 2013	December 31, 2012
Balance as of beginning of year	$140,074	$135,606
Warranty costs accrued	0	32,816
Settlements made	0	(28,348)
Total accrued warranty costs	$140,074	$140,074

Note 8 –Income Taxes

The Company filed its 2010 New York State corporate income tax return during March 2011, which generated a tax credit for being a Qualified Emerging Technology Company. In January of 2012, the Company received payment for this tax credit, which is reflected in results for the three months ended March 31, 2012. The Company filed its 2011 New York State corporation income tax return during September, 2012, which generated a tax credit for being a Qualified Emerging Technology Company.  In March of 2013, the Company received notification that a payment of $104,000 would be generated to satisfy this tax refund.  The Company received the refund in April, 2013, which was recorded as an income tax credit.

Note 9- Subsequent Events

On April 29, 2013, we received a refund from New York State for $104,000 for our 2011 Qualified Emerging Technology Company tax credit.

On May 2, 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends  to purchase and have installed a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution. This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area.  We expect the Power on Demand system to be installed by the third quarter of 2013.

Note 10- Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited historical financial statements and the related notes and the other financial information included elsewhere  in  this report and in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

Company Overview

During 2012, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station. We expect to continue further development and product enhancement on our products in 2013.

In 2012, we were awarded $1.8 million  in U.S. Army contracts to be the prime contractor to complete Phase One and Phase Two activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center.  In the latter half of September 2012, we completed Phase One activities. Work commenced on Phase Two late in 2012, and will continue into 2013.

In April 2012, we announced we signed a cooperation agreement with GE’s Energy Storage Business.

In May 2012, we were selected as the installers for the Solarize Madison County Program.  This community solar purchasing program was the foundation for other similar programs that we launched in 2013 with the city of Hornell, and Genesee and Seneca Counties. We continue to enroll additional selected regions to market this type of program in 2013.

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends to purchase and have installed a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution.  This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area.  We expect the Power on Demand system to be installed by the third quarter of 2013.

As of May 8, 2012, the Company’s current order backlog is approximately $3.1 million which consists of orders for several Power on Demand systems, multiple solar PV systems, and two government contracts. A portion of this backlog will be recognized as an installment sale utilizing the cost recovery method of revenue recognition.

Results of Operations

Results of Operations for Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012.

Revenues

During the quarter ended March 31, 2013, we reported revenues of $109,000 as compared with revenues of $311,000 for the quarter ending March 31, 2012. The decrease in sales is results from lower research and development contract revenue associated with the REDUCE program in 2013 as compared to 2012. Sales of solar PV installations were slightly lower for the quarter ended March 31, 2013 as compared to the same period in 2012.We have received deposits from customers totaling approximately $146,000 as of March 31, 2013. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended March 31, 2013, gross loss amounted to $89,000 as compared to $185,000 for the quarter ended March 31, 2012.  Standard margins were consistent period to period, essentially at breakeven. The gross loss is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. For the quarter ended March 31, 2013, operations department costs decreased approximately $90,000 from 2012 levels, due to lower sales installation costs and a reduction in warranty related expenses for the quarter ended March 31, 2013.

Research and Development

Research and development costs for the quarter ended March 31, 2013 totaled $127,000 as compared to $146,000 for the quarter ended March 31, 2012. This decrease results from lower salaries and related expenses.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended March 31, 2013, were $734,000, a $75,000 increase, when compared to the quarter ended March 31, 2012.  The increase over the prior year was related primarily to an increase in non-cash stock compensation expenses, partially offset by a decrease in legal expenses.

Depreciation and Amortization

Depreciation and amortization charges were $18,000 for the quarter ended March 31, 2013, compared to $32,000 during the quarter ended March 31, 2012, due to the impairment of wind turbine tooling in December, 2012. The Company impaired $3,000 relating to the costs related to the WindTamer™ trademark for the quarter ended March 31, 2013.

Other Income (Expense)

Interest expense for the quarter ended March 31, 2013 was $225,000, as compared to an expense of $1,000 for the quarter ended March 31, 2011. The increase is due to the amortization of deferred debt discount relating to the Company’s line of credit, as well as interest recorded at 10% of the outstanding balance for the quarter ended March 31, 2013.

Statutory income tax payments of $500 were made during the quarter ending March 31, 2013. Income tax credits were $159,000 for the quarter ended March 31, 2012, as we received a New York State tax refund associated with the Company’s Qualified Emerging Technology status for the tax year ended December 31, 2010. During March 2013, we received notification that the Company was eligible for a $104,000 tax credit for the year ending December 31, 2011, relative to the Qualified Emerging Technology Company tax credit. We credited income tax expense upon receipt of these funds, which occurred in April 2013.

Net Loss

We incurred net losses of $1,175,000 and $831,000 for the quarter ended March 31, 2013 and 2012, respectively.  Operating losses of amounted to $949,000 and $990,000 for the quarter ended March 31, 2013 and 2012 respectively.  Increases in net loss for the quarter ended March 31, 2013 were due to the interest and debt discount amortization amounting to $225,000 relating to out TMK-ENT, Inc. line of credit for the quarter ended March 31, 2013, and the tax credit of $159,000 received from New York State for a Qualified Emerging Technology Company tax credit in January 2012.

Liquidity and Capital Resources

Since our inception, our product development and operations have been financed primarily through private placement stock offerings and debt.  We generated sales of $1,999,000 for the year ended December 31, 2012 ($311,000 for the quarter ended March 31, 2012), and $109,000 for the quarter ended March 31, 2013, and net losses of $3,490,000 for the year ended December 31, 2012 ($831,000 for the quarter ended March 31, 2012) and $1,175,000 for the quarter ended March 31, 2013. Our accumulated deficit totals $24,936,328 as of March 31, 2013. Our working capital deficit at March 31, 2013 amounted to $305,000. At March 31, 2012, we had a working capital deficit of $213,000.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 unit, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of the units in this private placement is required to agree not to sell any shares of common stock purchased in the private placement for at least one year.  The Company sold 53 units in 2012, which yielded $795,000, of which 16 units were sold during the quarter ending March 31, 2012, for proceeds of $240,000.

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit agreement from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit agreement for $750,000 to $1,250,000.  The note matures on December 21, 2013. Borrowings under the line of credit amount to $1,018,500 as of March 31, 2013 ($748,500 as of December 31, 2012.) In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term.

We believe that we will require up to an additional $1.5 million in additional funding to satisfy our operating cash needs for the next twelve months.

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

Operating Activities

Our operating activities used net cash of $289,000 for the quarter ended March 31, 2013.  Cash used in operations resulted from a net loss of $1,175,000, reduced by non-cash adjustments of $693,000 consisting primarily of $363,000 of stock based compensation, stock issued for rent and services totaling $100,000 and the amortization of debt discount of $200,000. Net changes to working capital amounted to $193,000 and were primarily due to increases in prepaid expenses of $122,000 and customer deposits of $18,000, offset by decreases in accounts receivable of $366,000 and in accounts payable and accruals of $69,000.

Investing Activities

The Company did not utilize any funds for investing activities for the quarter ended March 31, 2013.

Financing Activities

Our financing activities provided $267,000 for the quarter ended March 31, 2013.  Draw-downs on the Company’s line of credit amounted to $270,000, while repayments on long term debt were $3,000.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of March 31, 2013, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 with the Securities and Exchange Commission.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Item 1A of Part I of the Company’s 10-K filed with the Commission, for the fiscal year ended December 31, 2012, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

None.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no reportable events during the quarter.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we issued 10,000 shares of our common stock to one of our attorneys for $10,000 in legal services rendered.

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

May 13, 2013
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer