Form 10-Q
period 2013-06-30
Arista Power, Inc.
filed 2013-08-13
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, the Registrant had outstanding 17,393,694 shares of common stock, $0.0002 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$501	$78,253
Accounts Receivable (less allowance for doubtful accounts of $25,200 at June 30, 2013 and December 31, 2012)	32,783	400,419
Prepaid expenses and other current assets	758,103	275,371
Inventory	621,458	669,745
Deferred debt discount	820,750	1,090,750
Total current assets	2,233,595	2,514,538

Other assets	194,434	0

Intangible assets, net	26,311	30,713

Property and equipment, net	88,888	121,587

Total assets	$2,543,228	$2,666,838

Current liabilities
Accounts payable	$1,025,278	$1,268,947
Borrowings under line of credit, net of debt discount	521, 067	166,513
Customer deposits	94,608	127,239
Accrued payroll	359,656	78,445
Deferred revenue	186,738	126,043
Accrued warranty costs	140,074	140,074
Accrued liabilities	434,726	418,069
Current portion of long term debt	11,975	11,688
Derivative liability	317,614	0
Total current liabilities	3,091,736	2,337,018

Long term liabilities
Long term debt	22,618	27,951
Total long term liabilities	22,618	27,951

Total liabilities	3,114,354	2,364,969

Stockholders' (deficit)/equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at June 30, 2013 or December 31, 2012	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 12,973,694 and 12,406,633 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	25,947	24,813
Additional paid-in capital	25,192,255	24,038,807
Deficit accumulated	(25,789,328)	(23,761,751)
Total stockholders' (deficit)/equity	(571,126)	301,869

Total liabilities and stockholders'(deficit)/ equity	$2,543,228	$2,666,838

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Condensed Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales	$328,617	$639,810	$437,260	$950,984
Cost of Goods Sold	324,614	766,847	521,845	1,262,728
Gross Margin/(Loss)	4,003	(127,037)	(84,585)	(311,744)
Operating Expenses/(Income):
Research and development expenses	$130,164	$112,258	$256,702	$258,559
Selling, general and administrative expenses	631,131	769,687	1,365,261	1,428,733
Total expenses	761,295	881,945	1,621,963	1,687,292
Loss from operations	(757,292)	(1,008,982)	(1,706,548)	(1,999,036)
Non-operating revenue/(expense)
Interest expense	(181,109)	(460)	(405,930)	(1,020)
Unrealized (loss) on change in fair value of derivative liabilities	(18,570)	0	(18,570)	0
Net loss before income taxes	(956,971)	(1,009,442)	(2,131,048)	(2,000,056)
Income tax credits	103,971	0	103,471	159,220
Net loss	$(853,000)	$(1,009,442)	$(2,027,577)	$(1,840,836)
Net loss per common share - basic and diluted	$(.07)	$(.08)	$(.16)	$(.15)
Weighted average number of common shares outstanding - basic and diluted	12,918,138	12,212,109	12,797,517	12,073,441

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Operating activities
Net loss	$(2,027,577)	$(1,840,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	33,403	61,502
Stock-based compensation	539,391	428,826
Issuance of warrants, non-cash	51,115	108,132
Stock issued for rent and services	100,488	251,854
Amortization of debt discount	354,554	0
Impairment of intangible assets	3,699	0
Change in fair value of derivative liability	18,570	0
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable	367,636	(269,926)
(Increase) in prepaid expense and other current assets	(72,437)	(33,139)
Decrease in inventory	48,287	119,976
(Decrease) in customer deposits	(32,631)	(47,508)
Increase in deferred revenue	60,695	146,919
Increase in accrued warranty costs	0	4,468
Increase in trade accounts payable and accrued liabilities	212,101	27,505
Net cash used in operating activities	(342,706)	(1,042,227)

Investing Activities
Acquisition of fixed assets	0	(20,062)
Net cash used in investing activities	0	(20,062)

Financing activities
Borrowings on line of credit	270,000	0
Proceeds from issuance of common stock	0	720,000
Payments on long term debt	(5,046)	(5,763)
Net cash provided by financing activities	264,954	714,237

Net decrease in cash	(77,752)	(348,052)

Cash – beginning of period	78,253	371,132

Cash – end of period	$501	$23,080

Supplemental Information:
Income tax credits received, net of tax payments	$103,971	$159,220
Interest paid	$1,511	$720
Non-cash investing and financing activities:
Stock issued for accrued expenses	$157,903	$205,859
Application of deferred debt discount	$270,000	$0
Warrants issued for prepaid rent and services	$555,844	$0

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ (Deficit)/Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	12,406,633	$24,813	$24,038,807	$(23,761,751)	$301,869
Issuance of common stock for accrued liabilities	242,469	485	157,418		157,903
Issuance of common stock for rent and services	157,925	315	100,173		100,488
Issuance of warrants with rent settlement			256,800		256,800
Stock options and stock compensation			363,369		363,369
Net loss for quarter				(1,174,577)	(1,174,577)
Balance, March 31, 2013	12,807,027	$25,613	$24,916,567	$(24,936,328)	$5,852
Issuance of common stock for services	166,667	334	99,666		100,000
Stock options and stock compensation			176,022		176,022
Net loss for quarter				(853,000)	(853,000)
Balance, June 30, 2013	12,973,694	$25,947	$25,192,255	$(25,789,328)	$(571,126)

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Six-Month Period ended June 30, 2013
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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month and six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2012.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts amounted to $25,200.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of June 30, 2013 consisted of raw materials amounting to $192,976 and work-in-process amounting to $428,482.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of June 30, 2013 and December 31, 2012, no reserve was necessary.

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

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. For the six months ended June 30, 2013, trademark costs totaling $3,699 relating to the Company’s WindTamer® trademark were impaired.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the six months ended June 30, 2013 and 2012, no assets were impaired.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity.

Derivative Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The warrants issued in conjunction with the Company’s strategic advisory agreement with Sunrise Financial Group, Inc. do not have fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. Accordingly, the warrants are recognized as a derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the settlement of the derivative instrument could be transacted within 12 months of the balance sheet date.

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

The Company’s top customer accounted for approximately 40% and 54% of the revenues for the three and six months ended June 30, 2013.

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

As of June 30, 2013, there were 656,025 stock options and 4,611,267 warrants outstanding which, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development and operations and has incurred a cumulative net loss of $25,789,328.  The recurring losses from operations to date raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

In March of 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  In 2012, the Company sold 53 units, which yielded $795,000. On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc., providing for a $500,000 working capital revolving line of credit.  On November 13, 2012, the loan agreement was amended to allow the Company to borrow up to $750,000, and on December 21, 2012 the loan agreement was amended to increase the Company’s revolving line of credit to $1,250,000.  As of June 30, 2013, there was $1,018,500 outstanding on the revolving line of credit.

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of Common Stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales. On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds.

This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Debt

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit agreement from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit agreement for $750,000 to $1,250,000. On May 24, 2013, the lender amended the credit agreement to extend the maturity date of the loan to December 21, 2014.  No other terms of the agreement were amended. Borrowings under the line of credit amount to $1,018,500 as of June 30, 2013 ($748,500 as of December 31, 2012). In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of June 30, 2013 ($1,090,750 as of December 31, 2012), which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $154,702 and $354,554 for the three months and six months ended June 30, 2013, while there was no such expense for the three and six months ended June 30, 2012.

Annual maturities of debt are as follows:

2013 (7/1/2013- 12/31/2013)	$6,642
2014	$1,030,282
2015	$9,540
2016	$6,629

Note 4 – Stockholders’ Equity

In January 2013, the Company issued 10,000 shares of common stock to an attorney for services rendered, which totaled $10,000.

On February 4, 2013, the Company entered into a lease modification, a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York. Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, CAM charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.  The warrant and purchase agreement have customary anti-dilution protections. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $256,800, which will be amortized over the lease term.  Of this amount, $18,343 was expensed in the six months ending June 30, 2013, $33,017 is recorded as a prepaid asset, and $194,434 is recorded as another asset and will be amortized in a period that exceeds one year.

In May, 2013, the Company entered into a strategic advisory agreement with Sunrise Financial Group, Inc., who will provide the Company with prospective customer listings and introductions to building owners and managers.  In accordance with the agreement, the Company issued 166,667 shares of common stock for one year of services, which are earned in conjunction with the Company selling Power on Demand systems to customers introduced to the Company by Sunrise Financial Group, Inc., commencing May 21, 2013. The value of these shares is $100,000 and has been recorded as a prepaid asset at June 30, 2013. Additionally, the Company agreed to issue 620,341 warrants at $.73 per share.  The warrants carry a five year term, and have customary anti- dilution clause, and have been valued as a derivate liability. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $299,044, which will be amortized over the term of the agreement.  Of this amount, $32,772 was expensed in the three months ending June 30, 2013 $266,272 is recorded as a prepaid asset.

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of Common Stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales.  On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds.  The Warrant and Securities Purchase Agreement have customary anti-dilution protection and registration rights.

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

For the three months and six months ended June 30, 2013, the Company recorded compensation costs for options and warrants of $176,022 and $539,391, respectively as compared to $275,937 and $428,826 for the three months and six months ended June 30, 2012. For the six months ended June 30, 2013, compensation costs relating to the issuance of options and warrants amounted to $463,193 and the Company recorded an expense of $76,198 associated with the repricing of options and warrants held by a consultant of the Company.

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

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Expected dividend yield	0%	0%
Expected stock price volatility	108%	96-97%
Risk-free interest rate	2.68-2.82%	2.59-2.70%
Expected life of options	.7-9.9 years	2.0-9.9 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	516,400	$3.25
Options granted during 2013	140,625	$1.20
Options cancelled during 2013	(1,000)	2.22
Outstanding at June 30,2013	656,025	$2.79	6.8 years	$0
Exercisable at June 30,2013	589,925	$2.85	6.6 years	$0

For the three months and six months ended June 30, 2013, the Company recorded compensation costs for options granted under the plan of $9,309 and $170,060, as compared to $275,397 and $428,831 for the three months and six ended June 30, 2012, 2012. Stock option grants amounted to 140,625 for the six months ended June 30, 2012 (175,000 for the six months ended June 30, 2012) while 147,275 options vested during that period (140,400 options vested for the six months ended June 30, 2012). There were 1,000 options cancelled or terminated for the six months ended March 31, 2013, while there were no cancelled or terminated options for the six months ended June 30, 2012. No options were exercised for the six months ended June 30, 2013 or March 31, 2012.

The weighted average fair value of options granted during the six months ended June 30, 2013 was $1.11, compared to $2.04 for the six months ended June 30, 2012.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 25,000 outstanding compensatory options to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company, previously granted under the Amended and Restated 2008 Equity Incentive Plan. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on January 22, 2013. There was no change in the number of shares subject to each option, vesting or other terms of the options. The Company recorded expenses totaling $13,575 associated with the repricing for the three month period ending March 31, 2013.

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

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at June 30, 2013	169,368	$2.80

There was no expense associated with this restricted stock grant for the three months or six months ended June 30, 2013 and 2012.

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

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Expected dividend yield	0%	0%
Expected stock price volatility	93-108%	97-98%
Risk-free interest rate	.14–2.60%	2.32-3.03%
Expected life of warrants	.6-9.6 years	7.8-9.9 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,954,250	$3.80
Warrants granted during 2013	1,657,017	$.95
Outstanding at June 30,2013	4,611,267	$2.42	7.31 years	$0
Exercisable at June 30,2013	2,150,625	$3.10	5.12 years	$0

The weighted average fair value of warrants issued during six months ended June 30, 2013 and 2012 was $.95 and $2.29, respectively.  During the six months ended June 30, 2013, 658,625 warrants vested (none vested for the six months ended June 30, 2012), and  no warrants were expired or cancelled for the six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013, the Company recorded compensation costs of $166,713 and $293,133 for 416,666 warrants issued to a consultant of the Company.  The warrants have a ten year life, a $1.20 exercise price, and vest from six months to three years from grant date.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 423,125 outstanding warrants to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on January 22, 2013. There was no change in the number of shares subject to each warrant, vesting or other terms of the warrants. The Company recorded expenses totaling $62,623 associated with the repricing for the three month period ending March 31, 2013.

Note 7 – Derivative Liabilities

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The warrants issued in conjunction with the Company’s strategic advisory agreement with Sunrise Financial Group, Inc. on May 21, 2013 do not have fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. Accordingly, the warrants are recognized as a derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the settlement of the derivative instrument could be transacted within 12 months of the balance sheet date.

Management has valued warrants at their date of issue utilizing the Black-Scholes option pricing model. Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life.  The expected life of warrants used was based on the term of the warrant.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for warrants granted and subsequent relvaluation:

Six Months Ended
June 30, 2013
Expected dividend yield	0%
Expected stock price volatility	96-97%
Risk-free interest rate	.84–1.41%
Expected life of warrants	4.9-5.0 years
Number of warrants	640,351
Fair value of warrants	$317,614

The fair value of these warrant liabilities was $317,614 at June 30, 2013. The change in fair value during the three month ending June 30, 2013 was $18,570 is reported in our statement of operations as an unrealized loss on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

Fair Value Measurement

Valuation Hierarchy
ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2013:

		Fair Value Measurements at June 30, 2013
	Total Carrying Value at June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$317,614	$-	$-	$317,614

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Six Months ended June 30, 2013
Beginning balance	$0
Initial valuation of derivative financial instruments	299,044
Net unrealized (gain) loss on derivative financial instruments	18,570
Ending balance	$317,614

Note 8 – Commitments and Contingencies

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

Annual cash commitments by year under the Company’s lease agreements are as follows:

Cash rental commitment
2013 (7/1-12/31/2013)	$5,861
2014	$70,512
2015	$72,627
2016	$74,806
2017	$77,050
2018	$72,567

Warranty

The Company entered into a number of sales orders for Power on Demand systems, solar installations, and wind turbine units.  Certain of these sales orders required deposits of the agreed-upon portion of the purchase price upon acceptance of the sales order.  The advance payments received as of June 30, 2013 amounted to $94,608 (the December 31, 2012 total was $127,239) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials, obtain New York State Energy Research Development Authority (“NYSERDA”) approvals, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of June 30, 2013 and December 31, 2012, the warranty reserve totals $140,074. The following table summarizes the activity in the accrued warranty account:

	June 30, 2013	December 31, 2012
Balance as of beginning of year	$140,074	$135,606
Warranty costs accrued	0	32,816
Settlements made	0	(28,348)
Total accrued warranty costs	$140,074	$140,074

Note 9 –Income Taxes

The Company filed its 2011 New York State corporation income tax return during September, 2012, which generated a tax credit for being a Qualified Emerging Technology Company.   The Company received the refund of $103,971 in April, 2013, which was recorded as an income tax credit. The Company filed its 2010 New York State corporate income tax return during March 2011, which generated a tax credit for being a Qualified Emerging Technology Company. In January of 2012, the Company received payment of $159,395 for this tax credit, which is reflected in results for the three months ended March 31, 2012.

Note 10- Subsequent Events

On July 29, 2013, each of William Schmitz, Chief Executive Officer, Molly Hedges, Chief Financial Officer, Mark Matthews, President, and Adeeb Saba, Vice President of Operations (collectively, the “Executives”), entered into a Termination of Employment Agreement with Arista Power.  Pursuant to such Termination of Employment Agreements, each of the Executives terminated their respective Employment Agreement with Arista Power, effective July 29, 2013.  On July 29, 2013, each of the Executives agreed to become at-will employees of Arista Power with significant reductions in his or her applicable cash compensation, including a portion of back-pay.  On July 31, 2013, William A. Schmitz resigned as the President of Arista Power.  Mr. Schmitz remains the Chief Executive Officer of Arista Power and a member of the Board of Directors of Arista Power and the Board of Directors of Arista Power appointed Mark Matthews as President of Arista Power and elected him as a Director of the Company, effective July 31, 2013.   The Executives were awarded stock options on July 31, 2013, with varying vesting dates.  The options have a ten year life and an exercise price of $.38 per share, which is the closing market price of the Company’s common stock on the OTC Bulletin Board as of the grant date.

On July 31, 2013, the Compensation Committee of the Board of Directors of Arista Power approved the repricing of all outstanding stock options to purchase common stock of the Company  held by officers (including the principal executive officer, principal financial officer, and named executive officers of Arista Power), other employees, current and former non-employee directors, employees and independent contractors with exercise prices in excess of $0.75 per share of common stock previously granted under the Amended and Restated 2008 Equity Incentive Plan.  As a result, the exercise price of the Options was lowered to $0.75 per share of common stock. There was no change in the number of shares subject to each option, vesting or other terms of the options.  The Compensation Committee of the Board of Directors effectuated the repricing to realign the value of the outstanding options with their intended purpose, which is to retain and motivate the holders of the options to continue to work in the best interests of Arista Power. Prior to the repricing, many of the options had exercise prices well above the recent market prices of the Company's common stock on the OTC Bulletin Board.

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of Common Stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales.  On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. The Warrant and Securities Purchase Agreement have customary anti-dilution protections and registration rights.  The Company has agreed to register with the Securities and Exchange Commission the Common Stock purchased pursuant to the Securities Purchase Agreement and the shares of Common Stock issuable pursuant to the Warrants on a Form S-3.

On August 8, 2013, the Company entered into an agreement with a customer to sell a 166kW solar PV system for $574,000, which is expected to be installed during the first half of the fourth quarter of 2013.

Note 11- Recent Accounting Pronouncements

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

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends to purchase and have installed a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution.  This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area.  We expect the Power on Demand system to be installed by the fourth quarter of 2013.

On August 8, 2013, the Company entered into an agreement with a customer to sell a 166kW solar PV system for $574,000, which is expected to be installed during the first half of the fourth quarter of 2013.

As of August 9, 2013, the Company’s current order backlog is approximately $3.4 million which consists of orders for several Power on Demand systems, multiple solar PV systems, and two government contracts. A portion of this backlog will be recognized as an installment sale utilizing the cost recovery method of revenue recognition.

Results of Operations

Results of Operations for Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012.

Revenues

During the quarter ended June 30, 2013, we reported revenues of $329,000 as compared with revenues of $640,000 for the quarter ending June 30, 2012. The decrease in sales is results from lower levels of sales revenue associated with the REDUCE program in 2013 as compared to 2012. Sales of solar PV installations were slightly lower for the quarter ended June 30, 2013 as compared to the same period in 2012.We have received deposits from customers totaling approximately $95,000 as of June 30, 2013. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Margin/(Loss)

For the quarter ended June 30, 2013, we achieved a positive gross margin, which amounted to $4,000 as compared to a gross loss of $127,000 for the quarter ended June 30, 2012.  The favorable shift from gross loss to gross margin results from increased margins in solar installations, and cost constraint measures with respect to the costs associated with maintaining an operations staff, responsible for not only solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. For the quarter ended June 30, 2013, operations department costs decreased approximately $33,000 from 2012 levels, due to lower sales installation costs and a reduction in warranty related expenses.

Research and Development

Research and development costs for the quarter ended June 30, 2013 totaled $130,000 as compared to $112,000 for the quarter ended June 30, 2012. This increase results from lower allocation of costs associated with the REDUCE program to cost of goods sold for the quarter ending June 30, 2013 as compared to the quarter ending June 30, 2012.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the quarter ended June 30, 2013, were $631,000, a $139,000 decrease, when compared to the quarter ended June 30, 2012.  The decrease over the prior year was related primarily to decreases in salaries and benefits for eliminated positions, and financing fees associated with a private placement during the quarter ending June 30, 2012 that did not recur in the quarter ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization charges were $16,000 for the quarter ended June 30, 2013, compared to $30,000 during the quarter ended June 30, 2012, due to the impairment of wind turbine tooling in December, 2012, and the minimal new asset purchases over the last year.

Other Income (Expense)

Interest expense for the quarter ended June 30, 2013 was $181,000, as compared to a minimal expense for the quarter ended June 30, 2012. The increase is due to the amortization of deferred debt discount relating to the Company’s line of credit, as well as interest recorded at 10% of the outstanding line of credit balance for the quarter ended June 30, 2013.

In April, 2013, we received $104,000 tax credit for the year ending December 31, 2011, relative to the Qualified Emerging Technology Company tax credit. We credited income tax expense upon receipt of these funds.

Net Loss

We incurred net losses of $853,000 and $1,009,000 for the quarter ended June 30, 2013 and 2012, respectively.  Operating losses of amounted to $757,000 and $1,009,000 for the quarter ended June 30, 2013 and 2012 respectively.  Increases in net loss for the quarter ended June 30, 2013 were due to the interest and debt discount amortization amounting to $181,000 relating to out TMK-ENT, Inc. line of credit for the quarter ended June 30, 2013 and the unrecognized loss of $19,000 on our derivative liabilities, offset by the tax credit of $104,000 received from New York State for a Qualified Emerging Technology Company tax credit in April, 2013.
Results of Operations for Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

Revenues

During the six months ended June 30, 2013, we reported revenues of $437,000 as compared with revenues of $951,000 for the six months ending June 30, 2012. The decrease in sales is results from lower levels of sales revenue associated with the REDUCE program in 2013 as compared to 2012. Sales of solar PV installations were slightly lower for the six months ended June 30, 2013 as compared to the same period in 2012.We have received deposits from customers totaling approximately $95,000 as of June 30, 2013. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable solar and wind energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the six months ended June 30, 2013, gross loss amounted to $85,000 as compared to $312,000 for the six months ended June 30, 2012.  We continue to show improvement in solar sales margin, and have taken cost cutting measures to reduce costs in our Operations department. The gross loss is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. For the six months ended June 30, 2013, operations department costs decreased approximately $144,000 from 2012 levels, due to lower sales installation costs and a reduction in warranty related expenses.

Research and Development

Research and development costs were consistent for the six months ended June 30, 2013 and 2012 and were $257,000 and $259,000 respectively for each six month period. Decreases from lower salaries and related expenses were offset by lower allocations to cost of goods sold for the REDUCE program.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A expenses, for the six months ended June 30 2013, were $1,365,000, a $63,000 decrease, when compared to the six months ended June 30, 2012.  The decrease over the prior year was related primarily to reduced salaries and benefits, offset by increase in stock option expense.

Depreciation and Amortization

Depreciation and amortization charges were $33,000 for the six months ended June 30, 2013, compared to $62,000 during the six months ended June 30, 2012, due to the impairment of wind turbine tooling in December, 2012, thereby reducing the Company’s depreciable asset base. The Company impaired $3,000 relating to the costs related to the WindTamer™ trademark for the six months ended June 30, 2013.

Other Income (Expense)

Interest expense for the six months ended June 30, 2013 was $406,000, as compared to an expense of $1,000 for the six months ended June 30, 2013. The increase is due to the amortization of deferred debt discount relating to the Company’s line of credit, as well as interest recorded at 10% of the outstanding line of credit balance for the six months ended June 30, 2013. The Company recorded an unrealized loss on derivative liabilities of $19,000 for the six months ended June 30, 2013.  There was no such expense for the six months ended June 30, 2012.

In April, 2013, we received a 104,000 tax credit for the year ending December 31, 2011, relative to the Qualified Emerging Technology Company tax credit, while the tax credit received in 2012 (for the year ended December 31, 2010) relative to this credit was $159,000 and was received in January, 2012.

Net Loss

We incurred net losses of $2,028,000 and $1,841,000 for the six months ended June 30, 2013 and 2012, respectively.  Operating losses of amounted to $1,707,000 and, $1,999,000 for the six months ended June 30, 2013 and 2012 respectively.  Increases in net loss for the six months ended June 30, 2013 were due to the interest and debt discount amortization amounting to $406,000 relating to out TMK-ENT, Inc. line of credit for the six months ended June 30, 2013 and to the net unrealized loss on derivative liabilities of $19,000, offset by tax credits of $104,000 and $159,000, received in the first six months of 2013 and 2012, respectively from New York State for a Qualified Emerging Technology Company tax credit.

In July, 2013, we took steps to control overhead costs by terminating employment contracts with executive officers.  Each of the Company’s four executive officers became at will employees, and agreed to significant reductions in cash compensation, including a portion of back pay.  Additionally, several management employees also agreed to pay reductions.

Liquidity and Capital Resources

Since our inception, our product development and operations have been financed primarily through private placement stock offerings and debt.  We generated sales of $1,999,000 for the year ended December 31, 2012 ($951,000 for the six months ended June 30, 2012), and $437,000 for the six months ended June 30, 2013, and net losses of $3,490,000 for the year ended December 31, 2012 ($1,841,000 for the six months ended June 30, 2012) and $2,028,000 for the six months ended June 30, 2013. Our accumulated deficit totals $25,789,328 as of June 30, 2013. Our working capital deficit at June 30, 2013 amounted to $858,000. At June 30, 2012, we had a working capital deficit of $378,000.

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

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of Common Stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales. On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. The Warrant and Securities Purchase Agreement have customary anti-dilution protections.

We believe that we will require additional funding to satisfy our operating cash needs and our anticipated growth for the next twelve months.

In July, 2013, we took steps to control overhead costs by terminating employment contracts with executive officers.  Each of the Company’s four executive officers became at will employees, and agreed to significant reductions in cash compensation, including a portion of back pay.  Additionally, several management employees also agreed to pay reductions.

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

Operating Activities

Our operating activities used net cash of $343,000 for the six months ended June 30, 2013.  Cash used in operations resulted from a net loss of $2,028,000, reduced by non-cash adjustments of $1,101,000 consisting primarily of $539,000 of stock based compensation, stock and warrants issued for rent and services totaling $152,000 and the amortization of debt discount of $355,000. Net changes to working capital amounted to $583,000 and were primarily due to increases in accounts payable and accrued expenses of $212,000 and decreases in accounts receivable of $368,000.

Investing Activities

The Company did not utilize any funds for investing activities for the six months ended June 30, 2013.

Financing Activities

Our financing activities provided $265,000 for the six months ended June 30, 2013.  Draw-downs on the Company’s line of credit amounted to $270,000, while repayments on long term debt were $5,000.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of June 30, 2013, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 with the Securities and Exchange Commission.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

On February 4, 2013, we issued 390,394 shares of our common stock in lieu of past rents due to our landlord totaling $157,903 and for future rents due for the period of February 1, 2013 until November 30, 2013 of $90,889.  Concurrently with the issuance of our common stock in return for past and future rents due, we issued our landlord a warrant to purchase 600,000 shares of common stock at $1.00 per share. The warrants vested immediately, and have a one-year term.

On May 21, we issued 166,667 shares of the Company’s common stock for a strategic advisory agreement with Sunrise Financial Group, Inc.  Additionally, as part of this agreement we issued a warrant to purchase 640,351 shares of common stock at $.73 per share, with a five year term.

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of Common Stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales. On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock, par value $.002 per share and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

Item 6.

(a)	Exhibits:
	10.33*	Termination of Employment Agreement, dated as of July 29, 2013 between Arista Power, Inc. and Molly Hedges.

	10.34*	Termination of Employment Agreement, dated as of July 29, 2013 between Arista Power, Inc. and Mark Matthews.

	10.35*	Termination of Employment Agreement, dated as of July 29, 2013 between Arista Power, Inc. and Adeeb Saba.

	10.36*	Termination of Employment Agreement, dated as of July 29, 2013 between Arista Power, Inc. and William Schmitz.

	10.37*	Contract for Services for 166kW Solar PV System

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

August 13, 2013
	By:	/s/ William A. Schmitz
William A. Schmitz
Chief Executive Officer