Form 10-Q
period 2013-09-30
Arista Power, Inc.
filed 2013-11-12
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the Registrant had outstanding 17,993,694 shares of common stock, $0.0002 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash	560,483	$78,253
Accounts Receivable (less allowance for doubtful accounts of $0 at September 30, 2013 and $25,200 at December 31, 2012)	94,937	400,419
Prepaid expenses and other current assets	720,660	275,371
Inventory	592,127	669,745
Deferred debt discount	820,750	1,090,750
Total current assets	2,788,957	2,514,538

Other assets	183,428	0

Intangible assets, net	25,808	30,713

Property and equipment, net	74,024	121,587

Total assets	$3,072,217	$2,666,838

Current liabilities
Accounts payable	$935,979	$1,268,947
Borrowings under line of credit, net of debt discount	607,741	166,513
Customer deposits	208,267	127,239
Accrued payroll	144,580	78,445
Deferred revenue	97,143	126,043
Accrued warranty costs	140,074	140,074
Accrued loss contract	638,850	0
Accrued liabilities	446,082	418,069
Current portion of long term debt	12,175	11,688
Derivative liability	130,200	0
Total current liabilities	3,361,091	2,337,018

Long term liabilities
Long term debt	18,758	27,951
Derivative liability – long term	1,102,476	0
Total long term liabilities	1,121,234	27,951

Total liabilities	4,482,325	2,364,969

Stockholders' (deficit)/equity
Preferred stock, 5,000,000 shares authorized, $0.0001 par value; none issued or outstanding at September 30, 2013 or December 31, 2012	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 17,993,694 and 12,406,633 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	35,987	24,813
Additional paid-in capital	25,385,729	24,038,807
Deficit accumulated	(26,831,824)	(23,761,751)
Total stockholders' (deficit)/equity	(1,410,108)	301,869

Total liabilities and stockholders'(deficit)/ equity	$3,072,217	$2,666,838

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Condensed Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Sales	$578,689	376,766	1,015,949	1,327,750
Cost of Goods Sold	1,219,094	466,765	1,740,939	1,729,493
Gross Margin/(Loss)	(640,405)	(89,999)	(724,990)	(401,743)
Operating Expenses/(Income):
Research and development expenses	$63,639	147,490	320,341	406,049
Selling, general and administrative expenses	463,492	561,182	1,828,753	1,989,915
Total expenses	527,131	708,672	2,149,094	2,395,964
Loss from operations	(1,167,536)	(798,671)	(2,874,084)	(2,797,707)
Non-operating revenue/(expense)
Interest expense	(112,498)	(18,677)	(518,428)	(19,372)
Unrealized gain on change in fair value of derivative liabilities	237,538	0	218,968	0
Net loss before income taxes	(1,042,496)	(817,348)	(3,173,544)	(2,817,079)
Income tax credits	0	0	103,471	158,895
Net loss	$(1,042,496)	(817,348)	(3,070,073)	(2,658,184)
Net loss per common share - basic and diluted	$(.06)	(.07)	(.21)	(.22)
Weighted average number of common shares outstanding - basic and diluted	17,793,694	12,375,206	14,462,909	12,174,029

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Operating activities
Net loss	$(3,070,073)	$(2,658,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	48,769	90,969
Stock-based compensation	650,505	495,518
Issuance of warrants, non-cash	137,496	0
Issuance of warrants with private placement	0	116,207
Stock issued for rent and services	92,470	259,014
Amortization of debt discount	441,228	15,688
Impairment of intangible assets and fixed assets	3,699	2,077
Change in fair value of derivative liability	(218,968)	0
Establishment of loss contract reserves	638,850	0
Increase in inventory lower of cost or market reserve	20,486	0
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable	305,482	(153,316)
(Increase) in prepaid expense and other current assets	(92,351)	(32,413)
Decrease in inventory	57,133	90,329
Increase/in customer deposits	81,028	86,539
(Decrease)/increase in deferred revenue	(28,900)	0
Increase in accrued warranty costs	0	4,468
(Decrease)/increase in trade accounts payable and accrued liabilities	(90,919)	303,988
Net cash used in operating activities	(1,024,065)	(1,379,116)

Investing Activities
Acquisition of fixed assets	0	(22,778)
Net cash used in investing activities	0	(22,778)

Financing activities
Borrowings on line of credit net of debt discount	270,000	300,000
Proceeds from issuance of common stock, net placement costs	1,245,000	795,000
Payments on long term debt	(8,705)	(8,705)
Net cash provided by financing activities	1,506,295	1,086,295

Net decrease in cash	482,230	(315,599)

Cash – beginning of period	78,253	371,132

Cash – end of period	$560,483	$55,533

Supplemental Information:
Income tax credits received, net of tax payments	$103,471	$158,895
Interest paid	$1,402	$2,319
Non-cash investing and financing activities:
Stock issued for accrued expenses	$157,903	$0
Application of deferred debt discount	$270,000	$15,688
Warrants issued for prepaid rent and services	$746,332	$0

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ (Deficit)/Equity
(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2012	12,406,633	$24,813	$24,038,807	$(23,761,751)	$301,869

Issuance of common stock for accrued liabilities	242,469	485	157,418		157,903

Issuance of common stock for rent and services	324,592	649	199,839		200,488

Issuance of common stock, net of expenses	5,020,000	10,040	339,160		349,200

Stock options and stock compensation			650,505		656,505
Net loss for nine months				(3,070,073)	(3,070,073)
Balance, September 30, 2013	17,993,694	$35,987	$25,385,729	$(26,831,824)	$(1,410,108)

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Nine-Month Period ended September 30, 2013
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

The Company is a developer, manufacturer, and supplier of custom-designed power management systems, renewable energy storage systems, and a supplier and designer of solar energy systems. The Company’s patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at times to reduce electricity costs for large energy users. The Company also sells a Mobile Renewable Power Station that generates energy from solar PV, wind turbines, fuel cells, and generators that is stored in an integrated onboard energy storage device for military and other applications, and a stationary, scalable Renewable Power Station that can be drop-shipped to off-grid locations to be used as a ‘micro-grid.’ The Company also designs, sells and installs residential and commercial solar PV systems.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month and nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2012.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of September 30, 2013, the allowance for doubtful accounts amounted to $0, while as of December 31, 2012, the balance was $25,200.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of September 30, 2013 consisted of raw materials amounting to $164,273, which includes a lower of cost or market reserve as of September 30, 2013 of $24,163($0 as of December 31, 2012) and work-in-process amounting to $427,854.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of September 30, 2013 and December 31, 2012, no reserve was necessary.

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

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. For the nine months ended September 30, 2013, trademark costs totaling $3,699 relating to the Company’s WindTamer® trademark were impaired.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the nine months ended September 30, 2013 and 2012, no assets were impaired.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity.

Derivative Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option valuation model to value the derivative instruments at inception and on subsequent valuation dates. The warrants issued in conjunction with the Company’s (1) lease modification with 1999 Mt. RB, LLC, (2) strategic advisory agreement with Sunrise Financial Group, Inc. and (3) those issued to shareholders in conjunction with our private placement in July and August of 2013 do not have fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. Accordingly, the warrants are recognized as a derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the settlement of the derivative instrument could be transacted within 12 months of the balance sheet date.

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

For certain Power on Demand system sales, we bill the customer based upon the cost savings generated for the system.  Because of the terms of these sales transactions, we record the sales on a cost recovery method, whereby equal amounts of revenue and expense are recognized as collections are made, postponing the recognition of profit, if any, until all costs have been recovered. We review contract costs summaries and regularly update them to determine the expected profitability on each customer Power on Demand order. We provide for any loss that we expect to incur in conjunction with a customer order when the loss is probable and the amount is estimable.

The Company’s top customer accounted for 52% and 47%, respectively, of the revenues for the three and nine months ended September 30, 2013.

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

As of September 30, 2013, there were 2,066,108 stock options and 7,671,267 warrants outstanding which, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development and operations and has incurred a cumulative net loss of $26,831,824.  The recurring losses from operations to date raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

In March of 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  In 2012, the Company sold 53 units, which yielded $795,000. On September 4, 2012, the Company entered into a loan agreement with TMK-ENT, Inc., providing for a $500,000 working capital revolving line of credit.  On November 13, 2012, the loan agreement was amended to allow the Company to borrow up to $750,000, and on December 21, 2012 the loan agreement was amended to increase the Company’s revolving line of credit to $1,250,000. On May 24, 2013, the lender amended the credit agreement to extend the maturity date of the loan to December 21, 2014.  No other terms of the agreement were amended. Borrowings under the line of credit amount to $1,018,500 as of September 30, 2013 ($748,500 as of December 31, 2012).

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of common stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales. On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. Costs associated with the private placement amounted to $10,000, and were netted against the total proceeds.

This working capital is not expected to be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

Note 3 – Debt

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided the Company with a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the loan agreement was amended to allow the Company to borrow up to $750,000, and on December 21, 2012 the loan agreement was amended to increase the Company’s line of credit to $1,250,000. On May 24, 2013, the lender amended the credit agreement to extend the maturity date of the loan to December 21, 2014.  No other terms of the agreement were amended. Borrowings under the line of credit amount to $1,018,500 as of September 30, 2013 ($748,500 as of December 31, 2012). In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to TMK-ENT, Inc. to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of September 30, 2013 ($1,090,750 as of December 31, 2012), which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $86,674 and $441,228 for the three months and nine months ended September 30, 2013, as compared to $15,687 for the three and nine months ended September 30, 2012.

Annual maturities of debt are as follows:

2013 (10/1/2013- 12/31/2013)	$2,982
2014	$1,030,282
2015	$9,540
2016	$6,629

Note 4 – Stockholders’ Equity

In January 2013, the Company issued 10,000 shares of common stock to an attorney for services rendered, which totaled $10,000.

On February 4, 2013, the Company entered into a lease modification, a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York. Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, CAM charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.  The warrant and purchase agreement have customary anti-dilution protections. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $256,800, which will be amortized over the lease term.  Of this amount, $29,349 was expensed in the nine months ending September 30, 2013, $44,023 is recorded as a prepaid asset, and $183,428 is recorded as another asset and will be amortized in a period that exceeds one year. During the three months ending September 30, 2013, the Company determined that the warrants issued in conjunction with the lease modification should have been recorded as a derivative liability over the term of the warrant. This is reflected in the results for the three months and nine ended September 30, 2013. On July 31, 2013, pursuant to terms of the warrant, the purchase price was automatically adjusted to $0.25 per share as a result of the Company selling shares of stock on such date in a private placement for $0.25 per share.

In May, 2013, the Company entered into a strategic advisory agreement with Sunrise Financial Group, Inc., pursuant to which, Sunrise will provide the Company with prospective customer listings and introductions to building owners and managers.  In accordance with the agreement, the Company issued 166,667 shares of common stock for one year of services, which are earned in conjunction with the Company selling Power on Demand systems to customers introduced to the Company by Sunrise Financial Group, Inc., commencing May 21, 2013. The value of these shares is $100,000 and has been recorded as a prepaid asset at June 30, 2013. Additionally, the Company agreed to issue 620,341 warrants at $.73 per share.  The warrants carry a five year term, and have customary anti- dilution clause, and have been valued as a derivate liability. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $299,044, which will be amortized over the term of the agreement.  Of this amount, $75,375 and $108,147 were expensed in the three months and nine months ending September 30, 2013 and $190,897 is recorded as a prepaid asset.

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of common stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales.  On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. Legal costs, which amounted to $10,000, were netted against the proceeds. The Warrant and Securities Purchase Agreement have customary anti-dilution protection and registration rights. The warrants carry a five year term, and have customary anti-dilution clause, and have been valued as a derivate liability. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, amounted to $895,800, and was netted against the proceeds of the private placement for a total increase in stockholders’ equity of $349,200 relating to these transactions.

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

Note 5 – Stock Based Compensation

The Company has established the 2008 Equity Incentive Plan, which is a shareholder-approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan provides for the issuance of up to 1,550,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant, or based upon performance targets as specified in the option agreement.

For the three months and nine months ended September 30, 2013, the Company recorded compensation costs for options and warrants of $111,114 and $650,505, respectively as compared to $66,693 and $495,518 for the three months and nine months ended September 30, 2012. For the three months ended September 30, 2013, compensation costs relating to the issuance of options and warrants amounted to $76,733 and the Company recorded an expense of $34,381 associated with the repricing of options and warrants held by employees, directors and certain consultants of the Company. For the nine months ended September 30, 2013, compensation costs relating to the issuance of stock options and warrants amounted to $539,926, and the expense associated with repricing options and warrants amounted to $110,579. There were no costs associated with repricing stock options for the three or nine months ended September 30, 2012.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the quoted price for the Company’s shares on the OTCBB was used to value the underlying shares.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry, or based upon the Company’s historical volatility if the term of the option is less than the Company’s historical trading period.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Expected dividend yield	0%	0%
Expected stock price volatility	105-108%	96-97%
Risk-free interest rate	2.68-3.44%	2.37-2.70%
Expected life of options	.4-9.9 years	1.8 – 9.8 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	516,400	$3.25
Options granted during 2013	1,655,208	$.45
Options cancelled during 2013	(105,500)	.96
Outstanding at September 30,2013	2,066,108	$.52	8.6 years	$539,600
Exercisable at September 30,2013	609,008	$2.81	5.6 years	$0

For the three months and nine months ended September 30, 2013, the Company recorded compensation costs for options granted under the plan of $20,800 and $190,861, as compared to $65,736 and $492,466 for the three months and nine months ended September 30, 2012. Stock option grants amounted to 1,655,208 for the nine months ended September 30, 2013 (178,000 for the nine months ended September 30, 2012) while 166,858 options vested during that period (150,900 options vested for the nine months ended September 30, 2012). There were 105,500 options cancelled or terminated for the nine months ended September 30, 2013, while there were 23,000 options were cancelled or terminated options for the nine months ended September 30, 2012. No options were exercised for the nine months ended September 30, 2013 and September 30, 2012.

The weighted average fair value of options granted during the nine months ended September 30, 2013 was $.45, compared to $2.05 for the nine months ended September 30, 2012.

On July 31, 2013, the Compensation Committee of the Board of Directors of Arista Power approved the repricing of all outstanding stock options to purchase common stock of the Company held by officers, other employees, current and former non-employee directors, employees and independent contractors with exercise prices in excess of $0.75 per share of common stock previously granted under the Amended and Restated 2008 Equity Incentive Plan. As a result, the exercise price of the options was lowered to $0.75 per share of Common Stock. A total of 623,650 options were repriced to $.75 per share, which resulting in a stock option expense of $34,381 for the three and nine month period ended September 30, 2013. There was no change in the number of shares subject to each option, vesting or other terms of the options. The Compensation Committee of the Board of Directors effectuated the repricing to realign the value of the options with their intended purpose, which is to retain and motivate the holders of the options to continue to work in the best interests of Arista Power. Prior to the repricing, many of the options had exercise prices well above the recent market prices of the Company's common stock. The options were repriced unilaterally and the consent of holders was neither necessary nor obtained.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 25,000 outstanding compensatory options to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company, previously granted under the Amended and Restated 2008 Equity Incentive Plan. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Company’s common stock on January 22, 2013. There was no change in the number of shares subject to each option, vesting or other terms of the options. The Company recorded expenses totaling $13,575 associated with the repricing for the three month period ending March 31, 2013. Mr. Hughes became an employee of the Company in July of 2013.

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors have approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to April 1, 2014. A total of 55,969 shares vested on April 1, 2011, 50,989 vested on August 20, 2013 and the remaining 118,379 shares are scheduled to vest on April 1, 2014.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2013	169,368	$2.80
Vested during 2013	50,989
Non-vested at September 30, 2013	118,379	$2.80

There was no expense associated with this restricted stock grant for the three months or nine months ended September 30, 2013 and 2012.

Note 6 – Warrants

Management has valued warrants at their date of issue utilizing the Black-Scholes option pricing model.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry, or based upon the company’s historical volatility if the term of the warrant is less than the Company’s trading history. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life.  The expected life of warrants used was based on the term of the warrant.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Expected dividend yield	0%	0%
Expected stock price volatility	93-98%	97-98%
Risk-free interest rate	.14–2.60%	2.06-3.03%
Expected life of warrants	.35-9.3 years	7.6-9.9 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,954,250	$3.80
Warrants granted during 2013	4,717,017	$.53
Outstanding at September 30, 2013	7,671,267	$1.55	5.83 years	$1,228,088
Exercisable at September 30, 2013	5,794,625	$1.53	5.26 years	$1,228,088

The weighted average fair value of warrants issued during nine months ended September 30, 2013 and 2012 was $.41 and $2.59, respectively.  During the nine months ended September 30, 2013, 4,302,625 warrants vested (none vested for the nine months ended September 30, 2012), and  no warrants were expired or cancelled for the nine months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013, the Company recorded compensation costs of $55,933 and $349,065 for 416,666 warrants issued to a consultant of the Company. The warrants have a ten year life, a $1.20 exercise price. On July 31, 2013, the Compensation Committee revised the vesting of 111,110 of these warrants to one year from the anniversary date of the warrants and as a result, these warrants vest from six months to one year from grant date. No other revisions were made to this warrant agreement.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 423,125 outstanding warrants to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Company’s common stock on January 22, 2013. There was no change in the number of shares subject to each warrant, vesting or other terms of the warrants. The Company recorded expenses totaling $62,623 associated with the repricing for the three month period ending March 31, 2013. Mr. Hughes became an employee of the Company in July, 2013.

Note 7 – Derivative Liabilities

Certain warrants issued by the Company do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, are classified as derivative liabilities, and are revalued at each reporting date. These warrants include (1) warrants issued to 1999 Mt RB, LLC in conjunction with our lease modification on February 4, 2013 (2) warrants issued conjunction with the Company’s strategic advisory agreement with Sunrise Financial Group, Inc. on May 21, 2013 and (3) warrants issued in conjunction with the Company’s private placements on July 31, 2013 and August 6, 2013. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings.

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

Nine Months Ended
September 30, 2013
Expected dividend yield	0%
Expected stock price volatility	90-172%
Risk-free interest rate	.08–1.41%
Expected life of warrants	.35-4.84 years
Number of warrants	4,300,351
Fair value of warrants	$1,232,676

The fair value of these warrant liabilities was $1,232,676 at September 30, 2013. Of this amount, $130,200 is reported as a short term liability, as the warrants associated with this derivative liability will expire in less than one year.  The reminder, $1,102,476 is classified as a long-term liability. The change in fair value during the three and nine months ending September 30, 2013 was ($237,538) and ($218,698), respectively, and is reported in our statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant. The change in fair value is reported in the consolidated statement of operations as an unrealized gain or loss on the change in fair value of the derivative liability.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2013:

		Fair Value Measurements at September 30, 2013
	Total Carrying Value at September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,232,676	$-	$-	$1,232,676

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Nine Months ended September 30, 2013
Beginning balance January 1, 2013	$0
Initial valuation of derivative financial instruments	1,451,644
Net unrealized (gain) loss on derivative financial instruments	(218,968)
Ending balance	$1,232,676

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

Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, common area maintenance charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.  On July 31, 2013, pursuant to the terms of the warrant, the exercise price was automatically adjusted to $0.25 per share as a result of the Company selling shares of stock on such date in a private placement for $0.25 per share

The lease amendment amended the original lease between the Company and 1999 Mt. RB, and provides, among other things: (1) the leasing of approximately 20,096 square feet at 1999 Mt. Read Boulevard, Rochester, New York; (2) a lease term that runs from February 1, 2013 through November 30, 2018, (3) two five-year renewal options at the option of Arista Power; (4) the Free Rent Period ( from February 1, 2013 through November 30, 2013); and (5) base rent starting on November 30, 2013 at a price of $3.50 per square foot per year with annual increases of 3%. In addition, the Company must pay all future rent in cash.

Annual cash commitments by year under the Company’s lease agreements are as follows:

Cash rental commitment
2013 (9/1-12/31/2013)	$5,861
2014	$70,512
2015	$72,627
2016	$74,806
2017	$77,050
2018	$72,567

Warranty

The Company entered into a number of sales orders for Power on Demand systems, solar installations, and wind turbine units.  Certain of these sales orders required deposits of the agreed-upon portion of the purchase price upon acceptance of the sales order.  The advance payments received as of September 30, 2013 amounted to $208,267 (the December 31, 2012 total was $127,239) and have been included in customer deposits.  We expect to install the systems and units associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials, obtain New York State Energy Research Development Authority (“NYSERDA”) approvals, complete site assessments, and continue product evaluation. The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship. The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. These estimates are reviewed quarterly and are updated as new information becomes available. The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements. As of September 30, 2013 and December 31, 2012, the warranty reserve totals $140,074. The following table summarizes the activity in the accrued warranty account:

	September 30, 2013	December 31, 2012
Balance as of beginning of year	$140,074	$135,606
Warranty costs accrued	0	32,816
Settlements made	0	(28,348)
Total accrued warranty costs	$140,074	$140,074

Employment Agreements

On July 29, 2013, each of William Schmitz, Chief Executive Officer, Molly Hedges, Chief Financial Officer, Mark Matthews, President, and Adeeb Saba, Vice President of Operations, entered into a termination of employment agreement with Arista Power. Pursuant to such termination of employment agreements, each of the executives terminated their respective employment agreements with Arista Power, effective July 29, 2013 and each of the executives agreed to become at-will employees. Accordingly, the Company is no longer liable for certain severance provisions for compensation under the terminated employment agreements.

Note 9 –Income Taxes

The Company records its statutory taxes as expense when paid. These expenses amounted to $500 for the nine months ending September 30, 2013 and 2012. The Company filed its 2011 New York State corporation income tax return during September, 2012, which generated a tax credit for being a Qualified Emerging Technology Company.   The Company received the refund of $103,971 in April, 2013, which was recorded as an income tax credit. The Company filed its 2010 New York State corporate income tax return during March 2011, which generated a tax credit for being a Qualified Emerging Technology Company. In January of 2012, the Company received payment of $159,395 for this tax credit, which is reflected in results for the three months ended March 31, 2012.

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

Company Overview

During 2012 and the first nine months of 2013, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station. We expect to continue further development and product enhancement on our products in the remainder of 2013 and 2014.

In 2012, we were awarded $1.8 million in U.S. Army contracts to be the prime contractor to complete Phase One and Phase Two activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center. In the latter half of September 2012, we completed Phase One activities. Work commenced on Phase Two late in 2012, which continued into 2013. In September, 2013, the Company was awarded a contract valued at $625,000 to continue development under this contract. The Company believes that the micro-grid that it is developing for the U.S. Army will complement the development of the products that it will sell to commercial, military and governmental customers.

In April 2012, we announced that we signed a cooperation agreement with GE’s Energy Storage Business.

In May 2012, we were selected as the installers for the Solarize Madison County Program. This community solar purchasing program was the foundation for other similar programs that we launched in 2013 with the city of Hornell, and Genesee and Seneca Counties. We continue to enroll additional selected regions to market this type of program in 2013.

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends to purchase and install a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution. This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area. We expect the Power on Demand system to be installed in the first quarter of 2014.

On August 8, 2013, the Company entered into an agreement with a customer to sell a 166kW solar PV system for $574,000, which we expect to be installed in the fourth quarter of 2013.

As of November 4, 2013, the Company’s current order backlog is approximately $3.0 million which consists of orders for several Power on Demand systems, multiple solar PV systems, and two government contracts. A portion of this backlog will be recognized as an installment sale utilizing the cost recovery method of revenue recognition.

Results of Operations

Results of Operations for Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012.

Revenues

During the quarter ended September 30, 2013, we reported revenues of $579,000 as compared with revenues of $377,000 for the quarter ending September 30, 2012. Sales of solar PV installations were significantly higher for the quarter ended September 30, 2013, increasing over 300% as compared to the same period in 2012. Sales revenue associated with the REDUCE program were consistent quarter in 2013 as compared to 2012, and amounted to approximately $300,000 in each quarter. We have received deposits from customers totaling approximately $208,000 as of September 30, 2013. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended September 30, 2013, our gross loss amounted to $640,000, as compared to a gross loss of $90,000 for the quarter ended September 30, 2012. The increase in gross loss results from the recognition of an expected loss relating to a power on demand installation expected to be commissioned early in 2014. During the quarter ending September 30, 2013, it became evident that the Company was going to be responsible for implementing certain structural changes required to the customer’s building site so that it could safely house a Power on Demand system. The Company expects this to be a one-time occurrence because of the special circumstances of the customer’s building, and we do not expect it to be reflective of the costs to install a typical Power on Demand systems in the future. Additionally, the Company reserved for certain inventory that is expected to yield a lower selling price than it was being carried in inventory. Excluding these adjustments, we would have reported a positive gross margin instead of a gross loss for the quarter.

Research and Development

Research and development costs for the quarter ended September 30, 2013 totaled $64,000 as compared to $147,000 for the quarter ended September 30, 2012. This decrease results from lower costs due to employee headcount decreases in 2013 versus 2012 levels.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended September 30, 2013, were $463,000, as compared to $561,000 for the quarter ended September 30, 2012. The decrease is attributable to decreased payroll costs resulting from lower employee headcount and management salary reductions instituted in the third quarter of 2013 as a cost cutting measure.

Depreciation and Amortization

Depreciation and amortization charges were $15,000 for the quarter ended September 30, 2013, compared to $30,000 during the quarter ended September 30, 2012, due to the impairment of wind turbine tooling in December, 2012, and the minimal new asset purchases over the last year.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2013 was $112,000, as compared to $19,000 expense for the quarter ended September 30, 2012. The increase is due to the amortization of deferred debt discount relating to the Company’s line of credit, as well as interest recorded at 10% of the outstanding line of credit balance for the full quarter ended September 30, 2013 as compared to a partial quarter, with a smaller outstanding line of credit balance for the period ending September 30, 2012.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013. The warrants do not have fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for the quarter ending September 30, 2013 of $238,000.  There were no derivative liabilities on our balance sheet as of September 30, 2012, therefore no revaluation was required.

Net Loss

We incurred net losses of $1,042,000 and $817,000 for the quarter ended September 30, 2013 and 2012, respectively.  Operating losses amounted to $1,168,000 and $799,000 for the quarter ended September 30, 2013 and 2012 respectively.  Decreases in net loss for the quarter ended September 30, 2013 were due to the interest and debt discount amortization amounting to $112,000 relating to our TMK-ENT, Inc. line of credit for the quarter ended September 30, 2013 being offset by the unrecognized gain of $238,000 on our derivative liabilities.  For the quarter ended September 30, 2012, interest expense amounted to $19,000.

Results of Operations for Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012.

Revenues

During the nine months ended September 30, 2013, we reported revenues of $1,016,000 as compared with revenues of $1,328,000 for the nine months ended September 30, 2012. The decrease in sales is results from lower levels of sales revenue associated with the REDUCE program in 2013 as compared to 2012. Sales of solar PV installations increased by $107,000, or 24% for the nine months ended September 30, 2013 as compared to the same period in 2012. We have received deposits from customers totaling approximately $208,000 as of September 30, 2013. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where, by coupling our power management systems with renewable energy, we can provide our customers with an attractive return on investment.

Gross Loss

For the nine months ended September 30, 2013, gross loss amounted to $725,000 as compared to $402,000 for the nine months ended September 30, 2012. The increase in gross loss results from the recognition of an expected loss relating to a power on demand installation expected to be commissioned early in 2014.  During the quarter ended September 30, 2013, it became evident that the Company was going to be responsible for implementing certain structural changes required to the customer’s building site so that it could safely house a Power on Demand system. The Company expects this to be a one-time occurrence because of the special circumstances of the customer’s building, and we do not expect it to be reflective of the costs to install typical Power on Demand systems in the future.  Additionally, the Company reserved for certain inventory that is expected to yield a lower selling price than it was being carried in inventory.  The Company continues to show improvement in solar sales margin, and has taken cost cutting measures to reduce costs in its Operations department. The gross loss includes costs associated with maintaining an operations staff, responsible for not only solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. For the nine months ended September 30, 2013, operations department costs decreased approximately $168,000 from 2012 levels, due to lower sales installation costs and a reduction in warranty-related expenses.

Research and Development

Research and development costs totaled $320,000 and $406,000, respectively for the nine months ended September 30, 2013 and 2012. Decreases from lower salaries and related expenses were partially offset by lower allocations to cost of goods sold for the REDUCE program.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30 2013 and 2012, were $1,829,000 and $1,990,000, respectively. The decrease over the prior year was related primarily to reduced salaries and benefits, which resulted from employee headcount reductions as well as cost constraint measures instituted in July, 2013.

Depreciation and Amortization

Depreciation and amortization charges were $49,000 for the nine months ended September 30, 2013, compared to $91,000 during the nine months ended September 30, 2012, due to the impairment of wind turbine tooling in December, 2012, thereby reducing the Company’s depreciable asset base. The Company impaired $4,000 relating to the costs related to the WindTamer™ trademark for the nine months ended September 30, 2013.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2013 was $518,000, as compared to an expense of $19,000 for the nine months ended September 30, 2013. The increase is due to the amortization of deferred debt discount relating to the Company’s line of credit, as well as interest recorded at 10% of the outstanding line of credit balance for the nine months ended June 30, 2013. The line of credit was established in September of 2012.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013. The warrants do not have fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for the nine months ending September 30, 2013 of $219,000.  There were no derivative liabilities on our balance sheet as of September 30, 2012, therefore no revaluation was required.

In April, 2013, we received a 104,000 tax credit for the year ending December 31, 2011, relative to the Qualified Emerging Technology Company tax credit, while the tax credit received in 2012 (for the year ended December 31, 2010) relative to this credit was $159,000 and was received in January, 2012.

Net Loss

We incurred net losses of $3,070,000 and $2,658,000 for the nine months ended September 30, 2013 and 2012, respectively. Operating losses amounted to $2,874,000 and, $2,798,000 for the nine months ended September 30, 2013 and 2012 respectively. Increases in net loss for the nine months ended September 30, 2013 were due to the interest and debt discount amortization amounting to $518,000 ($19,000 for the nine months ended September 30, 2012) relating to our line of credit with TMK-ENT, Inc. offset by the net unrealized gain on derivative liabilities of $219,000 for the nine months ended September 30, 2013 ($0 for the nine months ended September 30, 2012) and by tax credits of $104,000 and $159,000, received in the first nine months of 2013 and 2012, respectively from New York State for a Qualified Emerging Technology Company tax credit.

In July, 2013, we took steps to decrease overhead costs by terminating employment contracts with executive officers.  Each of the Company’s four executive officers became at will employees, and agreed to significant reductions in cash compensation, including a portion of back pay.  Additionally, several management employees also agreed to pay reductions.

Liquidity and Capital Resources

Since our inception, our product development and operations have been financed primarily through private placement stock offerings and debt.  We generated sales of $1,999,000 for the year ended December 31, 2012 ($1,328,000 for the nine months ended September 30, 2012), and $1,016,000 for the nine months ended September 30, 2013, and net losses of $3,490,000 for the year ended December 31, 2012 ($2,658,000 for the nine months ended September 30, 2012) and $3,070,000 for the nine months ended September 30, 2013. Our accumulated deficit totals $26,831,824 as of September 30, 2013. Our working capital deficit at September 30, 2013 amounted to $572,000. At December 31, 2012, we had a working capital of $178,000.

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

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the loan agreement was amended to allow the Company to borrow up to $750,000, and on December 21, 2012 the loan agreement was amended to increase the Company’s line of credit to $1,250,000. On May 24, 2013, the lender amended the credit agreement to extend the maturity date of the loan to December 21, 2014.  No other terms of the agreement were amended. Borrowings under the line of credit amount to $1,018,500 as of September 30, 2013 ($748,500 as of December 31, 2012). In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to TMK-ENT, Inc. to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term.

On July 31, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of common stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales. On August 8, 2013, the Company sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. The Warrant and Securities Purchase Agreement have customary anti-dilution protections. Legal costs associated with this private placement amounted to $10,000.

We will require additional funding to satisfy our operating cash needs and our anticipated growth for the next twelve months.

In July, 2013, we took steps to reduce overhead costs by terminating employment contracts with executive officers. Each of the Company’s four executive officers became at will employees, and agreed to significant reductions in cash compensation, including a portion of back pay. Additionally, several management employees also agreed to pay reductions.

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

Operating Activities

Our operating activities used net cash of $1,024,000 for the nine months ended September 30, 2013.  Cash used in operations resulted from a net loss of $3,070,000, reduced by non-cash adjustments of $1,815,000 consisting primarily of $651,000 of stock based compensation, the establishment of a reserve associated with projected project losses and inventory for $659,000, stock and warrants issued for rent and services totaling $230,000 and the amortization of debt discount of $441,000. Net changes to working capital amounted to $231,000 and were primarily due to decreases in accounts receivables and increases in customer deposits offset by decreases in accounts payables.

Investing Activities

The Company did not utilize any funds for investing activities for the nine months ended September 30, 2013.

Financing Activities

Our financing activities provided $1,506,000 for the nine months ended September 30, 2013. The Company raised $1,245,000 of net proceeds in a third quarter, 2013 private placement of the Company’s common stock (fees associated with the funding amounted to $10,000) and draw-downs on the Company’s line of credit amounted to $270,000, while repayments on long term debt were $9,000.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of September 30, 2013, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 with the Securities and Exchange Commission.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

On February 6, 2012, the individual defendants moved to dismiss our Amended Complaint in its entirety and Ultralife moved to dismiss our claims for misappropriation of trade secrets, misappropriation of an idea, fraudulent misrepresentation, unjust enrichment, and breach of the implied covenant of good faith and fair dealing.  On March 9, 2012, the Court issued an Opinion denying, in part, the defendants’ motion to dismiss and ruling that the following claims would proceed in the litigation,:  (1) misappropriation of trade secrets against all defendants; (2) misappropriation of an idea against all defendants; (3) unfair competition against all defendants; (4) breach of contract against Ultralife; (5) fraudulent misrepresentation against all defendants except Mr. Anderson; and (6) replevin.  Two claims were dismissed because they were duplicative or incompatible with other claims that the Court held would proceed in the litigation.  In September 2013, we voluntarily dismissed the action against all of the defendants except Ultralife Corporation and Andrew Naukam.  This action is in discovery.

Separately, on September 23, 2011, Ultralife filed a complaint, which was amended on February 29, 2012, in the Supreme Court of New York, Wayne County, against us and a non-officer former employee of ours who is a former Ultralife employee. In that action, which has been transferred to the Supreme Court of New York, Monroe County, Ultralife has asserted claims arising out of our employment of former Ultralife employees. This action is in discovery. We believe that, even if we are unsuccessful on the merits in this litigation, it would not have a material adverse effect on our business, our financial condition or results of operations.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we issued 10,000 shares of our common stock to one of our attorneys for $10,000 in legal services rendered.

On February 4, 2013, we issued 390,394 shares of our common stock in lieu of past rents due to our landlord totaling $157,903 and for future rents due for the period of February 1, 2013 until November 30, 2013 of $90,889.  Concurrently with the issuance of our common stock in return for past and future rents due, we issued our landlord a warrant to purchase 600,000 shares of common stock at $1.00 per share. The warrants vested immediately, and have a one-year term. On July 31, 2013, pursuant to the terms of the warrant, the exercise price was automatically adjusted to $0.25 per share as a result of the Company selling shares of stock on such date in a private placement for $0.25 per share.

On May 21, we issued 166,667 shares of the Company’s common stock for a strategic advisory agreement with Sunrise Financial Group, Inc.  Additionally, as part of this agreement we issued a warrant to purchase 640,351 shares of common stock at $.73 per share, with a five year term.

On July 31, 2013, we sold pursuant to a Securities Purchase Agreement an aggregate of 4,420,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of Common Stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales. On August 8, 2013, we sold pursuant to a Securities Purchase Agreement an aggregate of 600,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. Pursuant to the Securities Purchase Agreement, we were required to register with the Securities and Exchange Commission the shares and the shares underlying the warrants issued in pursuant to this agreement. These shares were registered on a Form S-1, which was declared effective by the Securities and Exchange Commission on October 21, 2013.

Other than as indicated above, the securities sold in the above-referenced transactions have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have not undertaken any obligation to register such shares.

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

Item 6.  Exhibits

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

ARISTA POWER, INC.

November 12, 2013
	By:	/s/ William A. Schmitz
William A. Schmitz
Chief Executive Officer