Form 10-K
period 2013-12-31
Arista Power, Inc.
filed 2014-03-31
CIK 1424640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.7 million, based on the closing per share price on the OTCC Bulletin Board.  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31,2014
Common Stock, $.002 par value per share Preferred Stock, $.002 par value per share	18,343,694 1,500

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held in 2014 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

PART I

Item 1.  Business

Company Overview

We are a developer, supplier and integrator of custom-designed power management systems, and a supplier, designer and installer of solar energy systems.  Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users.  We also design, sell and install residential and commercial solar PV systems.

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

In the summer of 2009, we began to develop our Mobile Renewable Power Station, which integrated solar PV, wind turbines, fuel cells and/or generators with an integrated onboard storage device for military and other applications.  In 2010, we continued the development of our Mobile Renewable Power Station, and in the first half of 2010, we sold and delivered our first Mobile Renewable Power Station for testing and use by the U.S. Army.  This led to the award of two U.S. Army contracts, totaling $1.8 million to be the prime contractor to complete Phase One and Phase Two activities for the development of a new intelligent, scalable micro-grid.

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

Late in the fourth quarter of 2010, we began selling solar PV as free-standing systems, and installed our first solar PV systems in the first quarter of 2011.   During 2012 and 2013, we marketed our solar products via community solar purchasing programs in several regions of upstate New York. We plan to leverage sales in 2014 from our existing customer and contact base, and expect to continue to enroll additional selected regions to market this type of program in 2014 and 2015.

During 2013, we continued our product development, with most of such efforts directed at our Power on Demand system.   We expect to continue further development on our products, including our Power on Demand system and intelligent micro-grids, in 2014 and beyond. During 2013, we increased the number of solar PV systems that we sold to commercial customers, contributing to higher revenues from our sales of solar PV systems.

Significant Events of 2013

In January and February of 2013, we partnered with Genesee County, Seneca County and the City of Hornell, for community solar purchasing programs offered to county/city residents and provided certain Company provided incentives to residents who participated.  These programs were similar to the Solarize Madison County program offered in 2012. We plan to leverage sales in 2014 from our existing customer and contact base, and expect to continue to enroll additional selected regions to market this type of program in 2015.

In May of 2013, we were awarded a contract to install a Power on Demand system at City Lights at Queens Landing, a 43-story 525-unit cooperative building in Long Island City, New York.

In July and August of 2013, we raised an aggregate of $1.245 million in a private placement of our common stock to accredited investors.

In September 2013, General Technical Services, Incorporated, a U.S. Army contractor, awarded us a contract totaling $625,000 to continue to develop and build on Phase One and Phase Two projects related to an Intelligent Scalable Micro-grid for the U.S. Army. The project will follow the completion of Phase Two, which was awarded in October 2012.

In November 2013, we partnered with EaglePicher Technologies by integrating the EaglePicher’s Power Pyramid™ system into the Power on Demand system to be installed at the City Lights building in Long Island City, New York.

In December 2013, we completed the installation of a 166kW solar system, our largest solar PV installation to date, at a commercial site in Western NY.

Recent Developments

In January 2014, we signed a letter of cooperation with EaglePicher Technologies (“EPT”), in which we have agreed to jointly sell our Power on Demand system in New York City.  Additionally, we have agreed to target utilizing EPT’s PowerPyramid™ in three of our Power on Demand installations in 2014, and have agreed to collaborate on engineering support services, development activities and the seeking of funding from organizations such as the Army, NREL, NYSERDA and NYBEST.

In March 2014, we raised $1.405 million in net proceeds from the private placement sale of convertible preferred stock to eight institutional investors.

Our Industry and our Business Areas of Focus

The U.S. electricity industry is large and has grown significantly over the last six decades.  This increase in electricity usage has strained the electric power grid and has contributed to the increase in the price of electricity.  High electricity prices are particularly pronounced during peak power periods, when demand for electricity is at its highest.  The rising demand for energy, growing cost of energy, and increasing concerns about the environment have combined to cause many organizations, including utilities and their end customers, to focus on energy efficiency. In 2012, natural disasters in India and the Northeastern U.S. emphasized the limitations of grid structures. Extreme weather in the summer of 2013 led to higher than usual demand for electricity usage in the New York City area, while the colder than normal temperatures in the winter of 2014 significantly increased electric supply costs in much of the Northeast United States. These, and other factors, have increased demand in the marketplace for products and services that efficiently use energy.

Our Strategy

Our strategy is to develop, market, and sell energy efficient products that focus primarily on the management and distribution of energy, including renewable energy, and that provide attractive returns on investment for customers in the commercial, military, residential, and industrial space.  We intend to use our expertise in power distribution, power management, alternative and renewable energy, and energy storage to combine our proprietary patent-pending energy storage and management systems with solar PV systems, fuel cells, generators and/or the electric grid to become a market leader in the power distribution and renewable energy industries.  We believe that combining renewable energy with energy storage and management systems will enable us to offer customers a product with an attractive return on investment.  We believe that our products will be sold in the residential, commercial, government, military, industrial, and off-grid markets.

Our primary products are:

●	Our proprietary, patent-pending Power on Demand systems;

●	Solar PV systems.

In addition, in 2012, we were awarded two U.S. Army contracts, totaling $1.8 million to be the prime contractor to complete Phase One and Phase Two activities for the development of a new intelligent micro-grid. In September 2013, we were awarded a single vendor contract for $625,000 to continue to build on the success of the Phase One and Phase Two contracts. We plan to complete the Phase Two portion of the award and commence work on the Phase Three award in early 2014.  We believe that the micro-grid that we are developing for the U.S. Army will become one of the products that we sell to commercial, military, and governmental customers.

We plan to become a leader in the power management and the renewable energy industries through, among other things, one or more of the following strategies:

●	Continuing the development of our products to improve their marketability, functionality, reliability, scalability, safety, and cost effectiveness;

●	Developing a domestic sales force organically, primarily through commissioned representatives and through strategic marketing and distribution alliances;

●	Establishing joint ventures, strategic alliances, licensing, and/or royalty agreements with third parties to augment our marketing efforts; and

●	Acquiring companies that are complementary to our business.

Our Business

We are a developer, supplier and integrator of custom-designed power management systems, and a supplier, designer and installer of solar energy systems. Our patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users.

Our primary products are:

●
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

●	Solar PV systems. We design, supply and install solar PV panels either as a stand-alone system or integrated with our other products.

In addition, in 2012, we were awarded two U.S. Army contracts totaling $1.8 million to be the prime contractor to complete Phase One and Phase Two activities for the development of a new intelligent micro-grid.  In September 2013, we were awarded a single vendor contract for $625,000 to continue to build on the successes of the Phase One and Phase Two development programs.  We believe that the micro-grid that we are developing for the U.S. Army will become one of the products that we will sell to commercial, military, and governmental customers. Based upon customer requirements, we have the capacity to mobilize a micro-grid.

In 2013, we had revenues of $2,195,000 and an operating loss of $3,426,000, as compared with revenues of $1,999,000 and an operating loss of $3,463,000 in 2012.  Of the $3,426,000 and $3,463,000 operating losses in 2013 and 2012, $1,764,000 and $1,371,000, respectively, were attributable to non-cash expenses, primarily related to charges incurred in connection with the issuance of warrants and stock options, the amortization of debt discount, and establishment of a loss contract reserve, impairment of assets, depreciation and amortization.

From 2002 until the fourth quarter of 2009, we focused primarily on the research and development of our technology and production and testing of WindTamer® turbine prototypes.  In the fourth quarter of 2009, we began selling our turbines.

In the summer of 2009, we began to develop our Mobile Renewable Power Station, which can integrate solar PV, wind turbines, fuel cells, and/or generators with an integrated onboard storage device for military and other applications.  In 2010, we continued the development of our Mobile Renewable Power Station, and in 2010, we sold and delivered a Mobile Renewable Power Station to the U.S. Army Research, Development and Engineering Command’s Aberdeen Proving Grounds in Maryland for use and testing. This led to the award of two U.S Army contracts to be the prime contractor to complete Phase One and Phase Two activities for the development of a new intelligent micro-grid.   While we believe that the Mobile Renewable Power Station has significant applications for military, commercial and other federal agency factors, we will evaluate customer requirements for a custom designed system on a case by case basis.

Leveraging our development of the Mobile Renewable Power Station in 2009-2010, we adapted this technology to develop our Power on Demand system, which reduces the peak demand fees charged by utility companies to commercial customers.  In effect, the Mobile Renewable Power Station may be viewed as the precursor to our Power on Demand system.  In 2010, we developed our Power on Demand system and commissioned our first Power on Demand system in the first quarter of 2011.

From 2011 through 2013, we continued our product development, with most of such efforts directed at our Power on Demand system. The development of our Power on Demand system progressed to where we were able to increase our sales and marketing efforts of such products in late 2011.  We expect to continue our product development efforts on our Power on Demand system in 2014 and beyond.

Late in the fourth quarter of 2010, we began selling stand-alone solar PV systems and solar PV systems that can be integrated into our Power on Demand systems and other products.  We installed our first stand-alone solar PV systems in the first quarter of 2011.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, and that we can attain significant market share in targeted geographic markets, including Western New York, where our headquarters is located.  In 2012 and 2013, we launched community solar purchasing programs in several targeted regions in Western New York.  We expect to increase the marketing of our stand-alone solar PV systems into 2014 and beyond.

Because of their varied sales cycles, we utilize different sales and marketing strategies for each of our products.  Domestically, we generally utilize an internal sales force, representatives, and distributors to obtain and develop sales leads. In 2014 we expect to continue to expand sales capabilities utilizing our in-house sales force, our domestic alliance partners and representatives and distributors.

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

With our understanding of demand charges, as well as the desire to use created renewable energy when the value is optimal, we developed our Power on Demand system in 2010, and continued development of the system to the present.  Our Power on Demand system is a proprietary, patent-pending energy storage and power management system that lowers a customer’s demand charges.  The system utilizes energy inputs from multiple sources together with a custom-designed energy storage device to reduce grid demand and provide stored power when customer loads are high.  The energy can be generated from renewable sources such as solar and wind, and also from fuel cells, generators and from the electric grid itself, depending on the available energy resources at a given site.  Each Power on Demand system is custom designed.  The system is designed to include our proprietary smart monitoring technology that, among other things, monitors the power usage of the site in real-time and determines when to release energy from the battery system in order to optimize the battery life and increase the value of the overall system.

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

●	Conditioning power, thereby extending the life of equipment that uses that power; and

●	Allowing for enrollment in demand response initiatives with no building load operations reduction during the required demand curtailment.

We commissioned our first Power on Demand system in the first quarter of 2011.  In late 2011, we began to increase our sales and marketing efforts of our Power on Demand system, primarily to commercial customers that incur high demand charges in their electricity bills.  We expect to continue our marketing and sales efforts in 2014 and beyond, and we also expect to spend significant resources to continue to develop our Power on Demand system in order to make it more marketable, scalable, and cost-effective.

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

We refer to our other model as our “recurring-revenue model”.  For systems completed under this model, a third-party financing company or the customer owns the Power on Demand system after it is installed at the customer’s site.  We or the third party invest the capital required to design and build the system.  The life of these recurring-revenue contracts is typically from five to ten years.  The fees that generate our revenues in the recurring-revenue model are generally paid to us on a monthly basis.  Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as all or a portion of the energy savings that the system generates for the customer. We record revenue under this model on a cost recovery system, whereby equal amounts of revenue and expense are recorded as collections are made, postponing the recognition of profits until all costs have been recovered.

Solar PV Systems

A solar panel, also known as a photovoltaic (PV) panel, is a packaged interconnected assembly of solar cells, also known as photovoltaic cells. Solar panels use light energy from the sun (photons) to generate electricity through the photovoltaic effect. A photovoltaic installation generally consists of an array of solar panels, an inverter, and interconnection wiring.

We sell and install third-party manufactured solar PV systems, typically ranging from 5kW to 50kW, although during the fourth quarter of 2103, we installed our largest PV system to date, which was 166kW at a commercial site in Western New York.  We believe that the solar PV market is fragmented in certain geographic markets in the United States, including Western New York where our headquarters are located, and that we can attain significant market share in targeted geographic markets.  In 2012 and 2013, we launched several community solar purchasing programs, primarily in targeted regions in Western New York. We plan to leverage sales in 2014 from our existing customer and contact base, and expect to continue to enroll additional selected regions to market this type of program in 2015.

In addition, we are able to integrate solar PV systems into our Power on Demand systems and our micro-grids when the particular customer’s needs call for integration of solar PV.

Micro-Grids

In 2012, we were awarded two contracts with the U.S. Army totaling $1.8 million to be the prime contractor to complete Phase One and Phase Two activities for the development of a new intelligent micro-grid.  In September 2013, we were awarded a single vendor contract valued at $625,000 to build on the successes of the Phase One and Phase Two awards to continue the development activities on the intelligent micro-grid.  We believe that the micro-grid that we are developing for the U.S. Army will become one of the products that we sell to commercial, military, and governmental customers.

Competition

The renewable energy industry in general, and the solar energy, power distribution, and energy storage industries in particular, are highly competitive.  Moreover, all of the industries in which we compete are rapidly evolving and we face numerous competitors who are rapidly developing new technologies and improving existing technologies.  Most of these competitors have longer business histories than us, and most of these competitors are also better financed and have better access to capital on more favorable terms than we do.  We will also be faced with competition from new entrants into these businesses, many of whom will be better financed than we are.

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

We could face competition from PowerSecure, Convergent, Green Charge Networks, Xtreme Power, Stem, Inc., Greensmith Energy Management Systems, EaglePicher Technologies, and ZBB Energy, which are designing or installing systems that have similar characteristics as our Power on Demand system.  We could also face competition in the future from companies such as Johnson Controls, Axion Power, Altair Nanotechnologies, and others which are designing new types of batteries or systems, some of which are specifically designed for enhanced renewable energy storage and which may be able to reduce peak demand charges like our Power on Demand system.

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

Research and Development

Our research and development activities have focused on testing and enhancing our Power on Demand systems and our micro-grid technology. We plan to continue in 2014 and beyond to focus resources to enhance the design and performance of our Power on Demand system and our micro-grid technology.  Research and development expenses for the fiscal years ended December 31, 2013 and 2012 were $378,000 and $526,000, respectively. Certain research and development costs were partially funded through the Phase One and Phase Two contract awards for the Intelligent, scalable micro-grid that we are developing for the U.S. Army.

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

Customers and Trends

Our largest customer accounted for approximately 29% of revenues for the year ended December 31, 2013 (54% for 2012), and this customer’s accounts receivable balance represented 45% of total accounts receivable as of December 31, 2013 (68% for December 31, 2012).

Currently we do not experience significant seasonal sales trends, however harsh seasonal weather may impact our ability to install solar PV systems, and therefore impact our revenue recognition.  Generally, our solar PV sales installations to date have been concentrated in Western New York.  We believe that the solar PV market is in the early development stages in New York based upon recent state-funded incentive programs and we expect to see continued growth in this region.

Employees

We currently have seven full-time employees.

Office and Facilities

Our principal headquarters is located at 1999 Mt. Read Boulevard, Rochester, New York.  On February 4, 2013, we entered into a new agreement to lease approximately 20,000 feet of office and warehouse space at 1999 Mt. Read Boulevard, Rochester, New York. The lease for the space expires November 2018, and provides for two five-year renewal options.  We do not own or lease any additional real estate.

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
A factor limiting our growth, including our ability to enter our proposed markets, attract customers, and deliver our product in the targeted electrical power production markets, is our limited capitalization overall and as compared to other companies in the industry.

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2013, we raised $1,245,000 in private placements. In 2012, we raised $795,000 in private placements, and additionally, we established a line of credit with TMK-ENT, Ltd which provided us $1,250,000 in available line of credit funding. In 2011, we raised $3,185,000 in funding via private placements. In March 2014, we raised $1,405,000 in net proceeds from the private placement sale of convertible preferred stock to eight institutional investors. We believe that, in addition to the capital raised thus far, we will require up to an additional $1.0 million to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations, we will need to seek additional financing.

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
We have incurred significant losses in prior periods.  Our accumulated deficit at December 31, 2013 was $27 million. We incurred a net loss in 2013 and 2012 of $3,273,000 and $3,490,000, respectively.  If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have an unsecured credit facility that is due to be repaid in December 2014, and we will likely need to raise additional capital to repay the loan or will need to refinance the loan.
We have an unsecured credit facility with TMK-ENT, Inc. of a principal amount of $1,018,500 that is due to be repaid in December 2014.  We do not expect to generate sufficient cash flows from operations to repay the TMK-ENT credit facility.  We will likely need to raise additional capital to repay the loan or will need to refinance the loan with TMK-ENT or another party.  If we are unable to repay the loan or refinance the loan, this would likely have a material adverse effect on our operations, our ability to raise capital and the price of our stock.

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

Any forecasts we make about our operations, including, without limitation, sales and plans for fundraising, may prove to be inaccurate. For example, we estimated that we would book $17.5 million in orders for 2012, but only booked $3.0 million, and in 2011 estimated that we would book $15 million in orders, but only booked $2 million. In addition, we planned to begin sales of our products in the first half of 2009 but did not meet that goal as we continued to refine the development of our production models. We commenced our selling efforts in the late third quarter of 2009, but have only generated total revenue since inception of approximately $5.5 million through December 31, 2013. We plan to continue our selling efforts, although there can be no assurance that we will be successful in maintaining or expanding our sales. Additionally, we had planned on raising $20 million in a private placement in 2009, but we later determined to cease raising funds in that private placement after raising only $741,000. We stopped raising funds after raising only $741,000 because we reassessed our cash needs and also determined that the appropriate focus of our executive management should be on product development rather than fundraising, and further concluded that it was not in the best interests of the Company to raise more than $741,000 at that time.

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

Our independent auditors report for the fiscal years ended December 31, 2013 and 2012 is qualified as to our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our future success depends on our key executives and our ability to attract, retain and motivate qualified personnel.
Our future success is largely dependent upon the principal members of our executive team. The loss of the services of any of these key persons might impede the achievement of our product development, and commercialization objectives and have a serious impact and adverse effect on our business, financial condition and results of operations, and an investment in our stock. Recruiting and retaining qualified management, sales, marketing, engineering and other personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms. We do not maintain “key person” life insurance on any of our employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

If our products and technologies do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.
We cannot assure you that a sufficient number of customers will purchase our products, or that we can sell them for amounts that are in excess of our cost to procure components, market, and install such products. The failure of our Power on Demand system or other products we have developed, or may otherwise sell or develop, to be accepted in the commercial marketplace would have a material adverse effect on our business. Our technology and products may not compete well against other competing technologies, including fossil-fueled generators, on the basis of performance and cost or to achieve market acceptance. This failure to effectively compete could also have a material adverse effect on our financial condition and business. As a result, the value of your investment could be significantly reduced or completely lost.

We have very limited experience selling many of our primary products and there can be no assurance that a market exists for those products or that, if a market does exist, that we will be successful in selling into such market.
Although we believe that there is a substantial market for our Power on Demand system, our micro-grids, and reselling solar PV systems, we have limited experience is selling such products and, to date, have had limited success in selling such products and therefore there can be no assurances that (1) a market exists for any or all of those products, or (2) if a market does exist for any or all of those products, that we will be successful in selling into such market or markets.

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

Therefore, because of these uncertainties, we may not be successful in generating revenue in the markets that we expect to do so in 2014 and beyond, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We have little experience installing our Power on Demand system, and we may encounter delays related to connecting such systems to the electric grid.
Our business plan anticipates that we will sell and install a significant number of Power on Demand systems in 2014 and beyond.  To date, however, we have only sold a limited number of Power on Demand systems, despite prior expectations to sell a significant number of systems.  We have been advised, and have encountered in our first installations, that significant delays may occur in obtaining approval from the applicable electricity provider of the customer to connect a Power on Demand system to the electric grid.  Without such approval, it may not be possible to fully install the Power on Demand system, to collect related payments from the customer and to recognize related revenue for such sale.  These significant delays may also negatively affect our ability to sell the Power on Demand system, and such failure and the related negative effects described above could adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

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

Our business strategy assumes that our cost to sell and install our products will substantially decrease if such product components are purchased and sold in large quantities, which is typically the case, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume.   If we are unable to substantially decrease the cost to purchase components and install our products, it will likely be very difficult to profitably sell our products unless we raise prices which may, in turn, make our products more difficult to sell.  Therefore, because of these uncertainties in our ability to substantially decrease the cost to procure components and install our products, we may not be successful in generating revenue and profits in the markets that we have targeted, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

We plan to sell our products to the U.S. federal government and U.S. military, which may result in delays in the receipt of orders due to the nature of those customers.
Our business strategy includes doing a significant amount of business and selling a significant amount of our products to the U.S. federal government, particularly the U.S. military, in 2014 and beyond.  When doing business with the U.S. military, unexpected delays, which can be substantial and repeated, can occur prior to receipt of the sales order or other applicable contract.  Those delays can occur, for example, when funding is not appropriated by Congress for projects that the military expects to commence.  Such delays were experienced in 2010 and 2011, and could occur again in 2014 and beyond.  On-going political disagreement over the scope and manner in which to reduce the Federal budget deficit, which have resulted in such disruptive developments as the “sequester”, which occurred on March 1, 2013 also add additional risks and uncertainties to the timing and availability of funds to finance the government agency contract that we are expecting and/or seeking. Delays in receiving orders from the U.S. government and the U.S. military may negatively affect our ability to generate revenue and profits, and such failure would adversely affect our financial condition or business.  As a result, the value of your investment could be significantly reduced or completely lost.

Many of our products and services experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year and on our ability to anticipate and plan for our future revenues.
Purchases of our products and services are often significant financial investments for our customers and are often used by our customers to address complex business needs. Customers generally consider a wide range of issues and alternatives before making a decision to purchase our products and services. Before customers commit to purchase our products, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. The sales cycle may vary based on the industry in which the potential customer operates. The length and variability of the sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter. During the time our customers are evaluating our products and services, we may incur substantial sales, marketing and development expenses to customize our products to the customers’ needs. We may also expend significant management effort, hire employees, purchase or lease equipment, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses.

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

Any or all of these factors that we face may have a material adverse effect on our ability to compete and to generate revenues, which would have a material adverse effect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

We may not be successful in developing and sustaining the alliances necessary for the successful penetration of our target markets.
Our business plan contemplates that we establish and sustain relationships with third-parties for the marketing and sale of our products.  We have begun establishing relationships to distribute and market our products, but there can be no assurance that we will be successful in developing or sustaining the necessary relationships, or that these relationships will prove to be successful in selling our products.  If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operations or become profitable, which would have a material adverse effect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

If we are unable to adopt or incorporate technological advances into our products, our proposed business could become uncompetitive or obsolete and we may not be able to effectively compete with the alternative products.
We expect that technological advances in the processes and procedures for harnessing solar energy, storing energy, and managing power will continue to occur.  As a result, there are risks that products that compete with our products could be improved or developed.  Processes for storing and managing renewable energy and for reducing peak rate demand charges for large electricity users are also continually under development. If we are unable to adopt or incorporate technological advances, our energy management and storage systems   could be less efficient or effective than methods developed by our competitors, which could cause our business to become uncompetitive, which would have a material adverse effect on our financial condition.  As a result, the value of your investment could be significantly reduced or completely lost.

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

We have two patents pending in the United States and Europe for the technology on which our Power on Demand system is based.  In addition, we are developing a number of new innovations for which we intend to file patent applications.  No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued.  Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue.  Even if these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.  The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain.  Accordingly, there can be no assurance that any patents that may be issued to us in the future will afford protection against competitors with similar technology.  No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  In addition, filing and maintaining patent rights domestically and abroad is expensive, and we may not have sufficient financial resources to file or maintain certain of our patent rights.

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
We use third-party manufacturers and suppliers to supply our product components, which we then assemble and install.  If we are unable to maintain satisfactory arrangements for the manufacture of our products by third parties, our business could be adversely affected.  Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers or suppliers. At this time we have no such long-term written agreements.  As a result, any of these manufacturers or suppliers could unilaterally terminate their relationships with us at any time, which could adversely affect our ability to produce our products.  Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

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
Due to the high energy inherent in batteries that are included in our Power on Demand systems and certain of our other products, our batteries can pose certain safety risks, including the risk of fire.  We incorporate procedures that are intended to minimize safety risks, but we cannot assure that accidents will not occur.  Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at our facilities or from the use of the products by us or others, may result in significant production delays or claims for damages resulting from injuries.  In addition, any such accident could materially adversely affect our ability to sell our products, particularly since we are a company with limited sales history.  While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of accidents or losses could have a material adverse effect on our business, financial condition and results of operation.   As a result, the value of your investment could be significantly reduced or completely lost.

We provide a warranty for our products, which may result in us providing significant customer support, maintenance and repairs at significant cost to us without corresponding revenue, which could have a materially negative impact on our financial condition and results of operations.
We offer a standard warranty for our products and the components of certain of our products, and offer certain customers an extended warranty for an additional fee. We maintain a provision for warranty claims, which is evaluated on a quarterly basis.  The factors that affect our warranty reserve are the projected cost of repair and or product replacement, component life cycles, and limited historical data.  As a result of lower than expected wind turbine performance, many customers have elected to replace their wind turbine with a similarly sized solar PV array.  We have taken this into consideration when evaluating the warranty reserves, and have included the cost of replacement as part of the warranty expense. There can be no assurance that future warranty claims will be consistent with our past history and in the event that we experience a significant increase in warranty claims, there can be no assurance that our reserves would be sufficient.

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
Our common stock is currently traded on the over the counter (OTC) market on the OTCQB exchange, and there is currently only a limited public trading market for our common stock.  We cannot predict the extent to which investor interest in the Company and our common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our common stock might become. If an active trading market for our common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all.  As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

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

●
the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the exchanges that may be unattractive to investors such as “pink sheets”; and

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

We may issue additional shares of common stock or preferred stock in the future, which could cause significant dilution to all shareholders.
We have a large amount of authorized but unissued common stock and preferred stock which our Board of Directors may issue without shareholder approval. We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing. We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise. In 2013 and in 2012, we issued 5.04 million and .4 million, respectively, shares of our common stock, and in March 2104 we issued 1,500 shares of convertible preferred stock that are convertible into 7.5 million shares of our common stock, in connection with private placements to fund our business.

In addition to additional issuances of our common stock or preferred stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

There are currently outstanding a significant number of stock options, warrants and other rights to purchase our Common Stock, which could cause significant dilution to all shareholders.
We have issued, and there are currently outstanding, a significant number of securities that are convertible or exercisable into shares of our common stock, typically at a fixed exercise price.  However, certain of those securities provide its holders with rights to lower the applicable exercise price in certain instances, typically if the Company issues common stock at a price lower than the then-current exercise price.  Those exercise prices could be substantially lower than the Company’s then-current stock price.

There are currently outstanding warrants to purchase 7.7 million shares of our common stock with exercise prices ranging from $0.25 to $10.00.  In addition, there are currently outstanding options to purchase 1.4 million shares of our common stock with exercise prices ranging from $0.38 to $0.75.   Additionally, the investors who participating in the Company’s financings via private placements of common stock and preferred stock in July 2013 and March 2014, respectively, have the right to make substantially identical investments in the Company until 18 months after their applicable initial investment date.  If all of such investors exercised their right to make substantially identical investments in the Company, the Company could be required to issue an additional 6.3 million shares of our common stock, an additional 1,500 shares of our Series A convertible preferred stock convertible into 7.5 million shares of our common stock and an additional warrants convertible into 13.8 million shares of our common stock.  Although the Company would receive proceeds from the exercise of stock options and/or warrants and the exercise of the right to acquire additional securities as described above, the amount of such proceeds is likely to be below the then-current market price of our securities and could be significantly below the then-current market price of our securities.  In addition, certain of the outstanding rights to purchase additional shares of our common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of our common stock being issues or a reduction in the purchase price for any such shares or both.   See Risk Factor entitled “There are currently outstanding a significant number of our securities that have full-ratchet anti-dilution protection, which could cause significant dilution to shareholders” below.

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

There are currently outstanding a significant number of our securities that have full-ratchet anti-dilution protection, which could cause significant dilution to shareholders.

There are currently outstanding 5.0 million shares of our common stock, preferred stock to purchase 7.5 million shares of our common stock and warrants to purchase 13.8 million shares of our common stock that have full-ratchet anti-dilution protection, which provides the holders of such securities the right to purchase more shares of our common stock being issues or a reduction in the purchase price for any such shares, or both.  Such rights typically are triggered upon the issuance by us of our common stock at prices lower than the purchase price of such common stock or the conversion price or exercise price of the preferred stock or warrants, respectively.  If such full-ratchet anti-dilution rights are triggered, significant dilution could occur to shareholders, and could occur with us receiving little or no consideration for the resulting issuance of our common stock.

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

In addition, our Board of Directors may authorize the issuance of a substantial number of authorized but unissued shares of common stock, approximately 473.5 million common shares as of March 17, 2014, without action by our shareholders.  The issuance of this substantial number of additional common shares may be used as an anti-takeover device without further action on the part of the shareholders.  Such issuance may dilute the voting power of existing holders of common shares.

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

Item 2.  Properties

Our corporate headquarters is located at 1999 Mt. Read Boulevard, Rochester, NY 14615, where we lease offices and a warehouse containing a total of 20,000 square feet of space. We utilize the warehouse space to test and store solar PV systems, Power on Demand systems and intelligent micro-grids. On February 4, 2013, we entered into a new agreement to lease approximately 20,000 feet of space in our current complex. The lease term is from February 1, 2013 through November 20, 2018, with monthly rent of $5,861, which increases annually by 3%. We did not pay any base rent, real estate taxes or common area maintenance charges until December 1, 2013. We have two five-year options on the term of the lease. We are also responsible for certain taxes and common area maintenance costs on a proportionate share basis. We do not own or lease any other real estate.

Item 3.  Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations, proceedings, and other legal actions arising in the ordinary course of our business.  We intend to vigorously defend all claims against us.  Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition, or results of operations.  However, even if we are successful on the merits, any pending or future lawsuits, claims, or proceeding could be time consuming and expensive to defend or settle and could result in diversion of management time and operations resources, which could materially and adversely affect us. Because of our current limited capital funding, we may be unable to pursue a claim or be unable to adequately defend against a claim filed against us. In addition, it is possible that an unfavorable resolution of one of more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows.

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

On February 6, 2012, the individual defendants moved to dismiss our Amended Complaint in its entirety and Ultralife moved to dismiss our claims for misappropriation of trade secrets, misappropriation of an idea, fraudulent misrepresentation, unjust enrichment, and breach of the implied covenant of good faith and fair dealing.  On March 9, 2012, the Court issued an Opinion denying, in part, the defendants’ motion to dismiss and ruling that the following claims would proceed in the litigation,:  (1) misappropriation of trade secrets against all defendants; (2) misappropriation of an idea against all defendants; (3) unfair competition against all defendants; (4) breach of contract against Ultralife; (5) fraudulent misrepresentation against all defendants except Mr. Anderson; and (6) replevin.  Two claims were dismissed because they were duplicative or incompatible with other claims that the Court held would proceed in the litigation. In September 2013, we voluntarily dismissed the action against all of the defendants except Ultralife Corporation and Andrew Naukam. In March 2014, we took steps to voluntarily dismiss the action against the remaining defendants, Ultralife Corporation and Mr. Naukam, with prejudice and expect such dismissal to occur in the second quarter of 2014.

Separately, on September 23, 2011, Ultralife filed a complaint, which was amended on February 29, 2012, in the Supreme Court of New York, Wayne County, against us and a former non-officer employee of us who is a former Ultralife employee.  In that action, which has been transferred to the Supreme Court of New York, Monroe County, Ultralife has asserted claims arising out of our employment of former Ultralife employees.  This action is in discovery.  We believe that, even if we are unsuccessful on the merits in this litigation, it would not have a material adverse effect on our business, our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock
Our common stock is quoted on the OTCQB under the trading symbol ASPW.

The following table provides the quarterly high and low closing prices for 2013 and 2012:

	Quarterly Closing Prices
	High	Low
2013:
Quarter ended December 31, 2013	$.55	$.25
Quarter ended September 30, 2013	.69	.35
Quarter ended June 30, 2013	.96	.35
Quarter ended March 31, 2013	1.40	.91

	High	Low
2012:
Quarter ended December 31, 2012	$2.00	$1.15
Quarter ended September 30, 2012	2.50	0.24
Quarter ended June 30, 2012	3.39	2.00
Quarter ended March 31, 2012	4.00	.10

At March 7, 2014, we had 219 holders of record.  We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2013 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	921,108	$.71
Restricted Stock Award(2)	118,379
Total	1,039,487		331,809

(1)
Consists of the 2008 Equity Incentive Plan, which permits the award of stock options, restricted stock and various other stock-based awards. Stock options outstanding also include 465,000 shares issued outside of the 2008 Equity Incentive Plan.

(2)	The restricted stock awards do not have an exercise price and fully vest on April 1, 2014.

Recent Sales of Unregistered Securities

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share (7,500,000 shares of common stock), and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. The preferred stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of preferred stock outstanding on March 31, 2017 automatically converting into common stock.  The Company has agreed to register with the Securities and Exchange Commission the shares of common stock issuable pursuant to conversion of the preferred stock and the shares of common stock issuable pursuant to the warrants on a Form S-1.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during 2013.

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

During 2012 and 2013, we continued our product development, with most of such efforts directed at our Power on Demand system. We expect to continue further development and product enhancement on our products in 2014 and beyond.

In 2012, we were awarded $1.8 million in U.S. Army contracts to be the prime contractor to complete Phase One and Phase Two activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center. In the latter half of September 2012, we completed Phase One activities. Work commenced on Phase Two late in 2012, which continued into 2013. We expect to complete Phase Two of the project in early 2014. In September 2013 the Company was awarded a single vendor contract valued at $625,000 to continue development under this contract. The Company believes that the micro-grid that it is developing for the U.S. Army will complement the development of the products that it will sell to commercial, military and governmental customers.

In May 2012, we were selected as the installers for the Solarize Madison County Program. This community solar purchasing program was the foundation for other similar programs that we launched in 2013 with the city of Hornell, and Genesee and Seneca Counties. We plan to leverage sales in 2014 from our existing customer and contact base, and expect to continue to enroll additional selected regions to market this type of program in 2015.

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends to purchase and install a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution. This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area. We expect the Power on Demand system to be installed in the first half of 2014.

On August 8, 2013, the Company entered into an agreement with a commercial customer to sell a 166kW solar PV system which was installed in the fourth quarter of 2013.

In November 2013, we partnered with EaglePicher Technologies by integrating the EPT’s Power Pyramid™ system into the Power on Demand system to be installed at the City Lights building in Long Island City, NY.

As of March 17, 2014, the Company’s current order backlog is approximately $1.8 million which consists of orders for several Power on Demand systems, multiple solar PV systems, and two government contracts. A portion of this backlog will be recognized as an installment sale based upon contract provisions relating to system generated cost savings.

Financial Operations. In 2013, revenues were $2,195,000, as compared with revenues of $1,999,000 in 2012. For the fourth quarter of 2013, we generated our highest quarterly sales volumes of $1,179,000, and generated positive gross margin in excess of 10%. Our operating losses were $3,426,000 and $3,463,000 for the years ended December 31, 2013 and 2012, respectively.  Of the $3,426,000 and $3,463,000 operating loss in 2013 and 2012, $1,764,000 and $1,371,000, respectively, were attributable to non-cash expenses, primarily related to charges for stock options, the amortization of debt discount, the recording of a probable loss contract reserve, the change in the fair market value of derivative liabilities, and depreciation and amortization. Our accumulated deficit as of December 31, 2013 was $27 million.

The Company expects to incur substantial additional costs, including costs related to continued product development and expansion. We have utilized the proceeds raised from our private placements to develop and commercialize our Power on Demand system and our intelligent micro-grid, as well as to sustain our operations.  Our future cash requirements will depend on many factors, including the volume and the timing of future orders and sales, continued progress in our product development and cost effectiveness programs, costs to continue to develop both domestic and international sales and distribution channels, and competing technological and market development. The timing of our ability to generate a positive cash flow is directly dependent on the way we are able to manage these factors.

We will require additional external financing to sustain our operations if we cannot achieve positive cash flow from our anticipated operations.  Additionally, even if we are able to achieve positive cash flow from operations, we may continue to seek to raise additional capital to accelerate our growth or expand our manufacturing and distribution infrastructure. Success in our future operations is subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, and market acceptance for our products as further described above under the heading “ Risk Factors”.

Results of Operations

Results of Operations for Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. For the year ended December 31, 2013, we reported net sales of $2,195,000, as compared to $1,999,000, an increase of $197,000, or 10% year over year. We realized strong growth in solar PV installations, with sales of $1,563,000 in 2013, an increase of 77% over 2012 levels.  This increase is partially offset by a decrease in development contract revenues due to the timing of contract awards for a new Intelligent Scalable Micro-grid for the U.S Army. We recognized development contract revenue of $632,000 in 2013 as compared to $1,087,000 in 2012. We will complete the remainder of the Phase Two award in early 2014, and begin work on Phase Three, for which we were awarded a $625,000 contract in September, 2013.

We continue to use our expertise in power management and alternative and renewable energy and believe that by combining renewable energy with energy storage and power management, we can broaden our sales efforts and provide our customers with an attractive return on investment.  We have deposits from customers totaling approximately $19,000 as of December 31, 2013 ($127,000 as of December 31, 2012).  We expect to recognize sales associated with these deposits during the first half of 2014 as we obtain permits and zoning approvals from both NYSERDA and customer’s town officials, complete site assessments,  and  complete installations although there can be no assurance that we will be able to meet this schedule.

Gross Loss.  For the year ended December 31, 2013, our gross loss was $588,000, as compared to a gross loss of $441,000 for the year ended December 31, 2012. The increase in gross loss results from the recognition of an expected loss relating to a power on demand installation expected to be commissioned early in 2014. During the third quarter of 2013, it became evident that the Company was going to be responsible for implementing certain structural changes required to the customer’s building site so that it could safely house a Power on Demand system. The Company expects this to be a one-time occurrence because of the special circumstances of the customer’s building, and we do not expect it to be reflective of the costs to install a typical Power on Demand systems in the future. Additionally, the Company reserved for certain inventory that is expected to yield a lower selling price than it was being carried in inventory. Excluding these adjustments, we would have reported a positive gross margin instead of a gross loss for the year. Additionally, with the 77% increase in solar sales volumes in 2013 from 2012, we achieved increased standard margin percentages on solar installations as a result.

Research and Development.  Research and development costs for the year ended December 31, 2013 amounted to $378,000 a decrease of $149,000, or 28%, when compared to the year ended December 31, 2012.  This decrease results from headcount reductions and cost cutting measures in 2013.

Selling, General and Administrative.  Selling, general and administrative expenses, or SG&A expenses, for the year ended December 31, 2013 were $2,461,000, a decrease of $35,000 when compared to the year ended December 31, 2012.  The decrease results from salary and headcount reductions of approximately $500,000, offset by non-cash stock option expense as stock options were awarded to employees who took significant salary reductions, and to increased legal costs resulting from compliance matters.

Depreciation and Amortization.  Depreciation and amortization charges were $65,000 for the year ended December 31, 2013 compared to $118,000 for the year ended December 31, 2012. In 2013, the Company impaired trademark costs totaling $4,000 while in 2012, $33,000 for assets associated with turbine component fabrication were impaired, which lowered the Company’s depreciable asset base in 2013.

Other Income (Expense).  Interest expense for the year ended December 31, 2013 was $626,000 as compared to $186,000 for the year ended December 31, 2012.  Of the $626,000 reported in 2013, $518,000 represents the amortization of deferred debt discount associated with the TMK-ENT, Inc. line of credit ($167,000 was reported in 2012) and $100,000 represents the accrual of interest for a full year on the TMK-ENT, Inc. line of credit, as compared to $15,000 for the partial year that the line of credit was outstanding in 2012.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013. The warrants do not have fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for 2013 of $676,000.  There were no derivative liabilities on our balance sheet as of December 31, 2012, therefore no revaluation was required.

Income Taxes. In April, 2013, we received a 104,000 tax credit for the year ending December 31, 2011, relative to the Qualified Emerging Technology Company tax credit, while the tax credit received in 2012 (for the year ended December 31, 2010) relative to this credit was $159,000 and was received in January, 2012. Statutory tax payments were minimal in 2013 and 2012.

Net Loss.  We incurred net losses of $3,273,000 and $3,490,000 for the years ended December 31, 2013 and 2012, respectively. Operating losses amounted to $3,426,000 and, $3,463,000 for the year ended December 31, 2013 and 2012 respectively. Increases in net loss for 2013 were due to the interest and debt discount amortization amounting to $626,000 ($186,000 for 2012) relating to our line of credit with TMK-ENT, Inc. offset by the net unrealized gain on derivative liabilities of $676,000 for the year ended December 31, 2013 ($0 for 2012) and by tax credits of $104,000 and $159,000, received in 2013 and 2012, respectively from New York State for a Qualified Emerging Technology Company tax credit.

In July, 2013, we took steps to decrease overhead costs by terminating employment contracts with executive officers.  Each of the Company’s four executive officers became at will employees, and agreed to significant reductions in cash compensation, including a portion of back pay.  Additionally, several management employees also agreed to pay reductions.

We continue to use our expertise in energy storage and power distribution to combine solar PV systems, generators, and fuel cells with energy storage systems and our proprietary and patent-pending energy storage and management systems to become a market leader in the power management and renewable energy industries. We believe that our products will be sold in the residential, commercial/industrial, government, military, portable and off-grid markets.

As of March 17, 2014, our backlog amounted to $1.8 million, and consists of orders for Power on Demand systems, solar installations and development contracts.  A portion of this backlog will be reported as revenue on an installment sale-cost recovery basis.

There can be no assurance that our management will be successful in completing our product development programs, implementing the continued development of a domestic sales force, and developing the supply chain for all of our purchased components.  These initiatives are crucial for our continued growth.

Liquidity and Capital Resources
We had working capital deficit of $1,157,000 as of December 31, 2013 as compared to working capital of $178,000 as of December 31, 2012. The decrease in working capital relates to the recording of deferred debt discount arising from the warrant transactions associated with our line of credit with TMK-ENT, Inc., and increases in current liabilities, primarily due to the increase in accrued loss contract associated with the City Lights at Queens Landing project.

Since our inception, our product development and operations have been financed primarily through private placement stock offerings and debt.  We generated sales of $2,195,000 and $1,999,000 for the years ended December 31, 2013 and 2012 respectively, and net losses of $3,273,000 and $3,490,000 for the year ended December 31, 2013 and 2012, respectively. Our accumulated deficit totals $27 million as of December 31, 2013.

On March 7, 2012, our Board of Directors approved a private placement for the sale of up to 100 units, with each unit costing no less than $15,000 and consisting of 7,500 shares of the Company’s common stock and a warrant to purchase 1,000 shares of the Company’s common stock at $10.00 per share.  Each warrant will vest two years from the date of purchase of the applicable unit, and has a ten-year term.  Each purchaser of the units in this private placement is required to agree not to sell any shares of common stock purchased in the private placement for at least one year.  The Company sold 53 units in 2012, which yielded $795,000, of which 16 units were sold during the first quarter of 2012, for proceeds of $240,000.

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

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share, and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. The Company received a total of $1,405,000 in net proceeds from the sales.  Each share of preferred stock is entitled to cash interest payments of 9% of the stated value per year, payable quarterly.  The preferred stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of preferred stock outstanding on March 31, 2017 automatically converting into common stock.  The investors received rights of first refusal and rights of participation in future financings of the Company until March 31, 2015.  In addition, the investors received most favored nation protections on the terms and conditions of the warrants and preferred stock so long as such securities remain outstanding.  Additionally, until September 30, 2015, each investor has the right to invest the amount invested by such investor in the above-referenced transaction in preferred stock of Arista Power on substantially similar terms. The Preferred Stock and warrants have customary anti-dilution protections and registration rights including a “full ratchet” anti-dilution adjustment provision.

We believe that we will require additional funding of approximately $1.0 million to satisfy our operating cash needs and our anticipated growth for the next twelve months.

In July, 2013, we took steps to reduce overhead costs by terminating employment contracts with executive officers. Each of the Company’s four executive officers became at will employees, and agreed to significant reductions in cash compensation, including a portion of back pay. Additionally, several management employees also agreed to pay reductions.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations.

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

Operating Activities
Our operating activities used net cash of $1,284,000 for the year ended December 31, 2013, as compared to 1,802,000 for the year ended December 31. 2012.  For 2013, cash used in operations resulted from a net loss of $3,273,000, reduced by non-cash adjustments of $1,764,000 consisting primarily of $695,000 of stock based compensation, the establishment of a reserve associated with projected project losses and inventory for $659,000, stock and warrants issued for rent and services totaling $334,000 and the amortization of debt discount of $518,000, offset by the gain in fair value of derivative liabilities of $676,000. Net changes to working capital amounted to $225,000 and were primarily due to decreases in accounts receivable and inventory offset by increases in prepaid expenses. For 2012, cash used in operations resulted from a net loss of $3,490,000, reduced by non-cash expenses of $582,000 for stock based compensation, stock and warrants issued for rent and services of $289,000, warrants issued in conjunction with financing of $127,000 and the amortization of debt discount of $167,000.  Net changes to working capital amounted to $318,000 due to an increase in trade accounts payable and accrued liabilities of $613,000, offset by increase in trade accounts receivable of $354,000 and inventory of $158,000.

Investing Activities
The Company did not utilize any funds for investing activities the year ended December 31, 2013, while for the year ended December 31, 2012, $23,000 was used for the investment in fixed assets.

Financing Activities
Our financing activities provided $1,503,000 for the year ended December 31, 2013, as compared to $1,532,000 for the year ended December 31, 2012. The Company raised $1,245,000 of net proceeds in a 2013 private placement of the Company’s common stock (fees associated with the funding amounted to $10,000) and draw-downs on the Company’s line of credit amounted to $270,000, while repayments on long term debt were $12,000. In 2012, the Company raised $795,000 in the private placement of the Company’s common stock, had draw-downs on the Company’s line of credit of $749,000, and made long term debt repayments of $12,000.

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

For research and development contracts, we recognize the revenue using the proportional effort method based upon the relationship of cost incurred to date to the total estimated cost to complete the contract. Cost elements include direct labor, materials, overhead costs and outside contractor costs.  The excess of amounts billed on a milestone basis versus the amounts recorded as revenue on a proportional effort basis is classified as deferred revenue.  We provide for any loss that we expect to incur in the agreements when the loss is probable.

The Company uses contract accounting for certain Power on Demand system sales. Due to the limited number of these systems that have been installed to date, revenue is recognized based on the completed contract method whereby revenue and costs are deferred until the contract is completed. For contracts that contain provisions related to proceeds being paid based upon cost savings generated by the system, revenue is recorded as the costs savings are realized by and billed to the customer. If accumulated costs exceed accumulated billings at the reporting date the asset is presented net as costs of uncompleted contracts in excess of related billings. If there is a net liability it is presented as billings on uncompleted contracts in excess of related costs. We provide for any loss that we expect to incur on a contract at the time the loss is probable.

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

Management has valued warrants at their date of issue utilizing the Black-Scholes option pricing model. Expected volatility is based upon the Company’s actual volatility relative to the remaining life of the warrant. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life.  The expected life of warrants used was based on the term of the warrant.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal controls over financial reporting during the year ended December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon our assessment, we have concluded that our internal control over financial reporting is effective based upon those criteria.

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

In May 2013, we issued 166,667 shares of stock to a consultant for providing introductions to property owners and managers in the New York City area for the purpose of selling our Power on Demand systems.

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share, and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. The preferred stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of preferred stock outstanding on March 31, 2017 automatically converting into common stock.  The Company has agreed to register with the Securities and Exchange Commission the shares of common stock issuable pursuant to conversion of the preferred stock and the shares of common stock issuable pursuant to the warrants on a Form S-1.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)         The following documents are filed as part of this report:

(1)         The following financial statements beginning at page F-1:

1.           Reports of Independent Registered Public Accounting Firm — EFP Rotenberg LLP

2.           Balance Sheets

3.           Statements of Operations

4.           Statements of Stockholders’ (Deficit)/Equity

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

10.1
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

10.16	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on December 30, 2010).

10.17	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on December 30, 2010).

10.18	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 to the Form 10-Q filed on August 12, 2011).

10.19	Form of Warrant Agreement (incorporated by reference herein to Exhibit 10.2 to the Form 10-Q filed on August 12, 2011).

10.19	Form of Lock-Up Agreement (incorporated by reference herein to Exhibit 10.3 to the Form 10-Q filed on August 12, 2011).

10.2	Form of Subscription Agreement between Arista Power, Inc. and certain subscribers of units.

10.21	Form of Warrant Agreement between Arista Power, Inc. and certain holders of warrants.

10.22	Form of Lock-Up Agreement between Arista Power, Inc. and certain subscribers of units.

10.23	Business Cooperation Agreement between Arista Power, Incorporated and GEMx Technologies, LLC (a/k/a GE Energy Storage)

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

10.27	Loan Agreement, dated as of November 13, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.28	Revolving Credit Note, dated as of November 13, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.29	Warrant Purchase Agreement, dated as of November 13, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.30	Loan Agreement, dated as of December 21, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.31	Revolving Credit Note, dated as of December 21, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.32	Warrant Purchase Agreement, dated as of December 21, 2012 by and between Arista Power, Incorporated and TMK-ENT, Incorporated

10.33
Termination of Employment Agreement, dated July29, 2013 between Arista Power, Incorporated and Molly Hedges (incorporated by reference herein to Exhibit 10.33 to the Form 10-Q filed on August 13, 2013)

10.34
Termination of Employment Agreement, dated July29, 2013 between Arista Power, Incorporated and Mark Matthews (incorporated by reference herein to Exhibit 10.34 to the Form 10-Q filed on August 13, 2013)

10.35	Termination of Employment Agreement, dated July29, 2013 between Arista Power, Incorporated and Adeeb Saba (incorporated by reference herein to Exhibit 10.34 to the Form 10-Q filed on August 13, 2013)

10.36
Termination of Employment Agreement, dated July29, 2013 between Arista Power, Incorporated and William Schmitz (incorporated by reference herein to Exhibit 10.34 to the Form 10-Q filed on August 13, 2013)

10.37
Contract for Services for 166kW Solar PV System between Arista Power, Incorporated and Stan’s Harley Davidson (incorporated by reference herein to Exhibit 10.34 to the Form 10-Q filed on August 13, 2013)

10.38	Securities Purchase Agreement between Arista Power, Incorporated and certain accredited investors (incorporated by reference herein to Exhibit 10.1 to the Form 8-K/A filed on August 6, 2013)

10.39	Form of Warrant between Arista Power, Incorporated and certain accredited investors (incorporated by reference herein to Exhibit 10.2 to the Form 8-K/A filed on August 6, 2013)

10.40	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on March 31, 2014)

10.41	Securities Purchase Agreement between the Company and the Investors, dated as of March 28, 2014 (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on March 31, 2014)

10.42	Form of Warrant, dated as of March 28, 2014 ( incorporated by reference herein to Exhibit 10.3 to the Form 8-K filed on March 31, 2014)

10.43	Registration Rights Agreement between the Company and the Investors, dated as of March 31, 2014 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on March 31, 2014)

10.44	Form of Amendment, Waiver and Consent between the Company and the Prior Investors, dated as of March 28, 2014 (incorporated by reference herein to Exhibit 10.5 to the Form 8-K filed on March 31, 2014)

10.45	Form of Lockup Agreement the Company and officers and directors of the Company, dated as of March 28, 2014 (incorporated by reference herein to Exhibit 10.6 to the Form 8-K filed on March 31, 2014)

23.1*	Consent of EFP Rotenberg, LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

Date: March 31, 2014	By:	/s/ William A. Schmitz
William A. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William A. Schmitz	Chief Executive Officer and Director	March 31, 2014
William A. Schmitz	(Principal Executive Officer)

/s/ Molly Hedges	Chief Financial Officer, Vice President of Finance and Treasurer	March 31, 2014
Molly Hedges	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dov Schwell	Chairman of the Board and Director	March 31, 2014
Dov Schwell

/s/ Steven DiNunzio	Director	March 31, 2014
Steven DiNunzio

/s/ Ira Greenstein	Director	March 31, 2014
Ira Greenstein

/s/ Mark Matthews	Director	March 31, 2014
Mark Matthews

/s/ George Naselaris	Director	March 31, 2014
George Naselaris

ARISTA POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arista Power, Inc.

We have audited the accompanying balance sheets of Arista Power, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Arista Power, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arista Power, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses have resulted in an accumulated deficit and ongoing operation is dependent upon improved results from operation and additional financing.  These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York March 31, 2014

ARISTA POWER, INC.

Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$297,385	$78,253
Accounts Receivable (net of allowance for doubtful accounts $0 in 2013 and $25,200 in 2012)	265,245	400,419
Prepaid expenses and other current assets	232,570	275,371
Inventory	496,313	669,745
Deferred debt discount	820,750	1,090,750
Total current assets	2,112,263	2,514,538

Other assets	172,362	0

Intangible assets, net	25,305	30,713

Property and equipment, net	69,555	121,587

Total assets	$2,379,485	$2,666,838

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current Liabilities
Accounts payable	$1,175,221	$1,268,947
Borrowings under line of credit, net of debt discount	684,994	166,513
Customer deposits	19,000	127,239
Accrued loss contract	519,092	0
Accrued payroll	146,465	78,445
Accrued warranty costs	140,074	140,074
Deferred revenue	63,311	126,043
Accrued liabilities	496,011	418,069
Current portion of long term debt	11,782	11,688
Derivative liability	13,200	0
Total current liabilities	3,269,150	2,337,018
Commitments and Contingencies (Note 9)
Long term liabilities
Long term debt	16,169	27,951
Derivative liability – long term	762,396	0
Total long term liabilities	778,565	27,951

Stockholders’ (deficit)/equity

Preferred stock, 5,000,000 shares authorized, $.002 par value; none issued or outstanding at December 31, 2013 or December 31, 2012	0	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 17,993,694 and 12,406,633 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	35,987	24,813
Additional paid-in capital	25,330,474	24,038,807
Deficit accumulated	(27,034,691)	(23,761,751)
Total stockholders’ (deficit)/equity	(1,668,230)	301,869

Total liabilities and stockholders’ equity	$2,379,485	$2,666,838

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Statements of Operations

	For the years ended
	December 31,	December 31,
	2013	2012
Sales	$2,195,434	$1,998,667
Cost of Goods Sold	2,783,204	2,439,759
Gross Loss	(587,770)	(441,092)
Operating Expenses:
Research and development expenses	377,777	526,460
Selling, general and administrative expenses	2,460,689	2,495,474
Total expenses	2,838,466	3,021,934

Loss from operations	(3,426,236)	(3,463,026)
Non-operating (revenue)/expense
Interest	626,223	185,765
Unrealized gain on change in fair value of derivative liabilities	(676,048)	0
Net loss before income taxes	(3,376,411)	(3,648,791)
Income taxes	(103,471)	(158,895)
Net loss	(3,272,940)	(3,489,896)
Net loss per common share - basic and diluted	(.21)	(.29)
Weighted average number of common shares – basic and diluted	15,345,605	12,229,680

The accompanying notes are an integral part of the financial statements.

 ARISTA POWER, INC.

Statements of Cash Flows

	For the years ended
	December 31, 2013	December 31, 2012
Operating activities
Net loss	$(3,272,940)	$(3,489,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	64,517	118,059
Stock based compensation	695,250	581,940
Financing fees- issuance of warrants, non-cash	0	126,958
Stock and warrants issued for services and rent	334,425	289,015
Amortization of debt discount	518,481	166,513
Impairment of assets	168,247	33,302
Impairment of inventory and increase in inventory reserves	20,486	27,702
Establishment of loss contract reserves	638,850	0
Change in fair value of derivative liability	(676,048)	0
Bad debt expense	0	26,942
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	86,882	71,416
Decrease/(increase) in trade accounts receivable	135,174	(354,049)
Decrease/(increase) in inventory	142,171	(158,323)
(Decrease)/increase in customer deposits	(108,239)	15,021
Decrease in accrued loss contract	(119,758)	0
Increase in warranty reserve	0	4,468
(Decrease)/increase in deferred revenue	(62,732)	126,043
Increase in trade accounts payable and accrued liabilities	151,054	612,975

Net cash used in operating activities	(1,284,180)	(1,801,914)

Investing Activities
Acquisition of fixed assets	0	(22,778)
Net cash used in investing activities	0	(22,778)

Financing activities
Borrowings on line of credit	270,000	748,500
(Repayments)/borrowings of long term debt, net	(11,688)	(11,687)
Proceeds of issuance of common stock, net of stock offerings expenses	1,245,000	795,000
Net cash provided by financing activities	1,503,312	1,531,813

Increase/(decrease) in cash	219,132	(292,879)

Cash – beginning of period	78,253	371,132

Cash – end of period	$297,385	$78,253

Supplemental Information:
(Tax credits received)/income taxes paid	$(103,471)	$(158,895)
Interest paid	$7,752	$3,866

Non-cash investing and financing activities:
Stock issued for accrued expenses	$157,903	$0
Application of deferred debt discount	$270,000	$15,688
Warrants issued for prepaid rent and services	$646,332	$0

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Statement of Stockholders’ (Deficit)/Equity

	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2011	11,854,644	$23,709	$20,407,748	$(20,271,855)	$159,602

Rounding due to reverse stock split	272
Issuance of common stock for cash	397,500	795	794,205		795,000
Issuance of common stock for rent and services	152,959	306	288,709		289,015
Issuance of common stock under stock award	1,258	3	3,050		3,053
Stock option expense			578,887		578,887
Issuance of warrants for financing			126,958		126,958
Issuance of warrants with revolving line of credit facility			1,839,250		1,839,250
Net loss for 2012				(3,489,896)	(3,489,896)

Balance, December 31, 2012	12,406,633	$24,813	$24,038,807	$(23,761,751)	$301,869
Issuance of common stock for cash, net of expenses	5,020,000	10,040	1,234,960		1,245,000
Issuance of common stock for rent and services	567,061	1,134	257,257		258,391
Stock option expense			695,250		695,250
Issuance of warrants with private placement			(895,800)		(895,800)
Net loss for 2013				(3,272,940)	(3,272,940)

Balance, December 31, 2013	17,993,694	$35,987	$25,330,474	$(27,034,691)	$(1,668,230)

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

The Company is a developer, integrator, and supplier of custom-designed power management systems, and a supplier, designer and installer of solar energy systems.  The Company’s patent-pending Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users. The Company also designs, sells and installs residential and commercial solar PV systems.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts, if any. In determining collectability, specific customer issues are reviewed to arrive at appropriate allowances. The allowance for doubtful accounts at December 31, 2013 and 2012 were $0 and $25,200, respectively.

Inventory

Inventory consists of components for Power on Demand and solar PV systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s production operations to bring its products to a sellable state.  The inventory as of December 31, 2013 consisted of component inventory amounting to $346,014 and work in process inventory of $150,299. Inventory as of December 31, 2012 consisted of component inventory of $197,928 and work in progress inventory of $471,817.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of December 31, 2013 and 2012, no such reserve was required. For the year ended December 31, 2012, all remaining turbine inventory was written off and disposed of.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the year ended December 31, 2013, trademark costs totaling $3,699 relating to the Company’s WindTamer® trademark were impaired, while for the year ended December 31, 2012, the Company impaired assets totaling $33,302 for assets related primarily to tooling for turbine components.

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

For research and development contracts, we recognize the revenue using the proportional effort method based upon the relationship of costs incurred to date to the total estimated cost to complete the contract. Cost elements include direct labor, materials, overhead costs and outside contractor costs.  The excess of amounts billed on a milestone basis versus the amounts recorded as revenue on a proportional effort basis is classified as deferred revenue. We provide for any loss that we expect to incur in the agreements when the loss is probable.

The Company uses contract accounting for certain Power on Demand system sales. Due to the limited number of these systems that have been installed to date, revenue is recognized based on the completed contract method whereby revenue and costs are deferred until the contract is completed. For contracts that contain provisions related to proceeds being paid based upon cost savings generated by the system, revenue is recorded as the costs savings are realized by and billed to the customer. If accumulated costs exceed accumulated billings at the reporting date the asset is presented net as costs of uncompleted contracts in excess of related billings. If there is a net liability it is presented as billings on uncompleted contracts in excess of related costs. We provide for any loss that we expect to incur on a contract at the time the loss is probable.

At December 31, 2013, the Company had costs of uncompleted contracts in excess of related billings totaling $119,758. This amount was netted with the accrued loss contract on the Company’s balance sheet.

Research and Development Costs

All costs related to research and development are expensed when incurred.  Research and development costs consist of expenses associated with the development of the Company’s Power on Demand system and micro-grids.  Specifically, these costs consist of labor, materials and consultants.

Warranty Costs

The Company’s standard warranty on each turbine sold protects against defects in design, material and workmanship under normal use for up to a six-year period, however there are several warranties which have different terms and conditions. Warranties on solar PV systems and Power on Demand systems are offered based upon the manufacturer’s product warranty, therefore, no reserve is required for these systems. The Company provides for estimated cost of warranties at the time the revenue is recognized.  Factors that affect the warranty reserve are projected cost of repair and/or replacement, component life cycles, and limited historical data. As a result of lower than expected wind turbine performance, many customers have elected to replace their wind turbine with a similarly sized solar PV array.  We have taken this into consideration when evaluating the warranty reserves, and have included the cost of replacement as part of the warranty expense.  The impact of any change in estimates will be taken into account when analyzing future warranty reserve requirements.

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

Concentrations of Customers and Suppliers

The Company’s largest customer accounted for 29% of 2013 sales (54% of 2012 sales), and this customer’s accounts receivable represented 45% of total accounts receivable as of December 31, 2013 (68% as of December 31, 2012).

We purchase a significant portion of our solar PV products from a single supplier, and as such receive certain discounts due to purchase volumes.  Purchases from this vendor totaled 33% of our material cost of goods sold for the year ended December 31, 2013.   There are numerous alternative suppliers that could supply the materials and components used in our solar PV installations, and we believe that utilizing our current supplier will not have an adverse effect on our business.

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

As of December 31, 2013, there were 1,386,108 stock options and 7,671,267 warrants outstanding that, upon exercise, could dilute future earnings.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated sales volumes of $5.5 million over a four year period, and has incurred cumulative net loss of $27,034,691 since inception.  Our sales volumes to date and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

In July of 2013, the Company sold 5.0 million shares of common stock which yielded net proceeds of $1,245,000.  Stock offering costs were minimal.   This working capital may not be sufficient to fund operational growth, and the Company expects to need to raise additional capital.  There can be no assurance that the Company will continue to be able to raise sufficient capital, at terms that are favorable to the Company or at all, to fund operations.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3 – Long-lived Assets

The following table summarizes the Company’s long-lived assets as of:

	December 31, 2013	December 31, 2012
Property and equipment
Equipment	$264,495	$253,718
Furniture and fixtures	38,950	38,950
Software	71,625	71,625
Total property and equipment before accumulated depreciation	375,070	364,293

Less accumulated depreciation	(305,515)	(242,706)
Total property and equipment	$69,555	$121,587

Intangible assets
Patents	$34,862	$34,862
Trademark	0	4,525
Total intangible assets before accumulated amortization	34,862	39,387

Less accumulated amortization	(9,557)	(8,674)
Total intangible assets	$25,305	$30,713

Impairments of assets for the year ended December 31, 2013 totaled $3,699 as compared to $33,302 for the year ended December 31, 2012. The impairment for 2013 related to the WindTamer™ trademark, while impairment costs in 2012 related primarily to tooling for the Company’s wind turbine components.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4 – Debt

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

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit agreement from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit agreement for $750,000 to $1,250,000 The note originally matured on December 21, 2013, however on May 29, 2013 the note was amended to extend the maturity date to December 21, 2014. Borrowings under the line of credit amount to $1,018,500 as of December 31, 2013 ($748,500 as of December 31, 2012). In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. As of December 31, 2012, the Company had drawn $1,018,500 on the line of credit. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of December 31, 2013($1,090,750 as of December 31, 2012), which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $ 518,481 for the year ended December 31, 2013 and $166,513 for the year ended December 31, 2012.

Annual maturities of debt are as follows:

2014	$1,030,282
2015	$9,540
2016	$6,629

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5 – Stockholders’ Equity

In January 2013, the Company issued 10,000 shares of common stock to an attorney for services rendered, which totaled $10,000.

On February 4, 2013, the Company entered into a lease modification, a purchase agreement and a warrant to purchase common stock with 1999 Mt. RB, LLC, the Company’s landlord at 1999 Mt. Read Boulevard, Rochester, New York. Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, CAM charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expires on February 4, 2014.  The warrant and purchase agreement have customary anti-dilution protections. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $256,800, which will be amortized over the lease term.  Of this amount, $40,415 was expensed in 2013, $44,023 is recorded as a prepaid asset, and $172,362 is recorded as another asset and will be amortized in a period that exceeds one year. On July 31, 2013, pursuant to terms of the warrant, the purchase price was automatically adjusted to $0.25 per share as a result of the Company selling shares of stock on such date in a private placement for $0.25 per share. The warrants were not exercised by February 4, 2014, and expired.

In May, 2013, the Company entered into a strategic advisory agreement with Sunrise Financial Group, Inc., pursuant to which, Sunrise will provide the Company with prospective customer listings and introductions to building owners and managers.  In accordance with the agreement, the Company agreed to issue 620,341 warrants at $.73 per share.  The warrants carry a five year term, and have customary anti- dilution clause, and have been valued as a derivate liability. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, and amounted to $299,044, which will be amortized over the term of the agreement.  Of this amount, $183,521 was expensed in 2013 and $115,523 is recorded as a prepaid asset.

On July 31, 2013, the Company sold pursuant to a securities purchase agreement an aggregate of 4,420,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 2,210,000 additional shares of common stock at a purchase price of $0.30 per share to 12 institutional and private investors for a total of $1,105,000 in gross proceeds from the sales.  On August 8, 2013, the Company sold pursuant to a securities purchase agreement an aggregate of 600,000 shares of its common stock and five-year warrants, which vested in full upon issuance, to purchase a total of 300,000 additional shares of common stock at a purchase price of $0.30 per share for a total of $150,000 in gross proceeds. Legal costs, which amounted to $10,000, were netted against the proceeds. The warrant and securities purchase agreement have customary anti-dilution protection and registration rights. The warrants carry a five year term, and have customary anti-dilution clause, and have been valued as a derivate liability. The fair value of the warrants at grant date was determined utilizing the Black Scholes option pricing model, amounted to $895,800, and was netted against the proceeds of the private placement for a total increase in stockholders’ equity of $349,200 relating to these transactions. The shares and warrants associated with this private placement have been registered with the Securities and Exchange Commission.

On July 31, 2013, the Company issued warrants to purchase 550,000 shares of common stock to two consultants to work with the Company on marketing and lead generation.  The warrants have a 5 year term, vest immediately and have an exercise price of $0.30 per share, which is subject to customary anti-dilution protection and registration rights.

For the year ended December 31, 2012, the Company issued 152,959 shares of common stock to strategic vendors and consultants for goods and services totaling $289,015. During 2012, the Company raised capital through the private placement sales of “units” consisting 7,500 shares of common stock and a warrant to purchase 1,000 shares of common stock for $10 per share. The warrants vest fully two years from the date of unit purchase and have a ten year term. The Company sold 53 units which yielded $795,000.

For the year ended December 31, 2013 and 2012, total stock option expense amounted to $695,250 and $578,887, respectively. In 2013, 1,735,208 stock options were granted, while in 2012 178,000 stock options were granted. Of the options granted in 2013, 520,208 options were granted under the 2008 Equity Incentive Plan, while all of the options granted in 2012 were granted under the 2008 Equity Incentive Plan.

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

Note 6 – Stock-Based Compensation

The Company has established the “2008 Equity Incentive Plan,” which is a shareholder approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.  The 2008 Equity Incentive Plan originally provided for the issuance of up to 400,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or 1 to 3 years from the date of grant.  On December 30, 2009, the Board of Directors approved an amendment to increase the number of shares available for award under the plan from 400,000 to 800,000, and this amendment was approved by the Company’s shareholders at its Annual Meeting on April 28, 2010. In March of 2012, the Board of Directors approved an amendment to increase the number of shares available for award under the plan to 1,550,000.  This amendment was approved by shareholders at the Annual Meeting of Shareholders on May 9, 2012. In March 2014, the Board of Directors of the Company approved an amendment to increase the number of shares available for award under the plan by 2.0 million shares, to 3,550,000.  This amendment will be proposed to shareholders for vote at the Annual Meeting of Shareholders to be held on May 28, 2014. For 2013, compensation costs relating to the issuance of stock options and warrants amounted to $584,671 and the expense associated with repricing options and warrants amounted to $110,579. For 2012, compensation costs relating to the issuance of stock options and restricted stock amounted to $543,267 and the expense associated with repricing of options and warrants amounted to $38,673.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 25,000 outstanding compensatory options to purchase common stock of the Company held by a consultant of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company as outside counsel and is now the Company’s Director of Strategy and Legal Affairs, previously granted under the Amended and Restated 2008 Equity Incentive Plan. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Common Stock on the OTC Bulletin Board on January 22, 2013. There was no change in the number of shares subject to each option, vesting or other terms of the options. For the three months ended March 31, 2013, the Company recorded expenses totaling $13,575 associated with the repricing.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On July 31, 2013, the Compensation Committee of the Board of Directors of Arista Power approved the repricing of all outstanding stock options to purchase common stock of the Company held by officers, other employees, current and former non-employee directors, employees and certain independent contractors with exercise prices in excess of $0.75 per share.  As a result, the exercise price of the options was lowered to $0.75 per share. There was no change in the number of shares subject to each option, vesting or other terms of the options. The Compensation Committee of the Board of Directors effectuated the repricing to realign the value of the options with their intended purpose, which is to retain and motivate the holders of the options to continue to work in the best interests of Arista Power. Prior to the repricing, many of the options had exercise prices well above the recent market prices of the Company's common stock on the OTCQB. As a result of the repricing, the Company recorded an expense of $34,381.

On November 8, 2012, the Board of Directors of the Company approved the repricing of 85,000 outstanding compensatory options to purchase common stock of the Company held by executive officers of the Company previously granted under the Amended and Restated 2008 Equity Incentive Plan.   As a result, the exercise price of the options was lowered to $1.67 per share, an amount equal to the last trade of the common stock on the OTCQB on November 8, 2012. There was no change in the number of shares subject to each option, vesting or other terms of the options.  The Company repriced 75,000 and 10,000 Options held by William A. Schmitz, the Company’s Chief Executive Officer and President, and Molly Hedges, the Company’s Chief Financial Officer and Vice President of Finance, respectively.

The Company has valued the options at their date of grant utilizing the Black-Scholes Option Pricing Model.  Expected volatility is based upon a weighted average historical volatility of the Company’s common stock, and that of peer companies operating in a similar industry.   The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options was based on its term.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Year ended
	December 31, 2013	December 31, 2012
Expected dividend yield	0%	0%
Expected stock price volatility	105-108%	109-112%
Risk-free interest rate	2.68-3.58%	2.32-2.70%
Expected life of options	.03-9.71 Years	1.5-9.5 Years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	516,400	$3.25
Options granted during 2013	1,735,208	$.45
Options expired/cancelled during 2013	865,500	$.41

Outstanding at December 31, 2013	1,386,108	$.61	7.1	$0
Exercisable at December 31, 2013	612,308	$.87	5.3	$0

The weighted average fair value of options granted during twelve months ended December 31, 2012 was approximately $.45 ($2.05 for the twelve months ended December 31, 2012.)  During the twelve months ended December 31, 2012, 1,735,208 options were granted, 865,500 options expired or were cancelled, and no options were exercised. During the twelve months ended December 31, 2012, 178,000 options were granted, 26,000 expired or were cancelled, and no options were exercised. Of the 1,655,000 options granted in 2013, 520,508 were granted under the 2008 Equity Incentive Plan.

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

The table below summarizes the status of the Company’s restricted stock awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2012	169,368	$2.80
Vested – 2013	50,989	$2.80
Non-vested at December 31, 2013	118,379	$2.80

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7 – Warrants

The Company has valued warrants at their date of issue utilizing the Black-Scholes Option Pricing Model.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life.  The expected life of warrants used was based on the term of the warrant.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Expected dividend yield	0%	0%
Expected stock price volatility	93-108%	105-113%
Risk-free interest rate	.14-2.60%	2.06-3.03%
Expected life of warrants	.1-9.1 Years	7.3-9.8 Years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,954,250	$3.80	8.5
Warrants granted during 2013	4,717,017	.43	4.38
Warrants expired/cancelled during 2013	0

Outstanding at December 31, 2013	7,671,267	$1.51	5.58	$150,000
Exercisable at December 31, 2013	6,861,250	$1.53	6.6	$150,000

The weighted average fair value of warrants issued during twelve months ended December 31, 2013 was $.43 ($1.94 for the year ended December 31, 2012).  During the year ended December 31, 2013, 5,369,250 warrants vested, none expired or were cancelled, and no warrants were exercised. For the year ended December 31, 2012, 404,500 warrants vested, none expired or were cancelled, and no warrants were exercised.

For 2013, the Company recorded compensation costs of $368,927 for 416,666 warrants issued to a consultant/outside counsel of the Company. The warrants have a ten year life, a $1.20 exercise price.   250,000 of these warrants vested on the 6-month anniversary of the grant, and 166,666 of these warrants will vest on the two-year anniversary of the grant.

On January 22, 2013 the Board of Directors of the Company approved the repricing of 423,125 outstanding warrants to purchase common stock of the Company held by a former consultant of the Company and current Director of Strategy and Legal Affairs of the Company, Michael Hughes, an attorney who has provided and continues to provide legal services to the Company. As a result, the exercise price of the options was lowered to $1.20 per share, an amount equal to the last trade of the Company’s common stock on January 22, 2013. There was no change in the number of shares subject to each warrant, vesting or other terms of the warrants. The Company recorded expenses totaling $76,198 associated with the repricing for the three month period ending March 31, 2013. Mr. Hughes became an employee of the Company in July, 2013.

On November 8, 2012, the Board of Directors of the Company approved the repricing of 172,500 outstanding warrants to purchase common stock of the Company held by executive officers of the Company. As a result, the exercise price of the warrants was lowered to $1.67 per share, an amount equal to the last trade of the common stock on November 8, 2012. There was no change in the number of shares subject to each warrant, vesting or other terms of the warrants.  The Company repriced 115,000 and 57,500 warrants held by William A. Schmitz, the Company’s Chief Executive Officer and President, and Molly Hedges, the Company’s Chief Financial Officer and Vice President of Finance, respectively. For the year ended December 31, 2012, the Company recorded expenses totaling $24,323 associated with the repricing.

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8 – Derivative Liabilities

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

The Company has valued warrants at their date of issue utilizing the Black-Scholes option pricing model. Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life. The expected life of warrants used was based on the term of the warrant. The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for warrants granted and subsequent revaluation:

Year Ended
December 31, 2013
Expected dividend yield	0%
Expected stock price volatility	70-172%
Risk-free interest rate	.08–1.75%
Expected life of warrants	.1-4.59 years
Number of warrants	4,300,351
Fair value of warrants	$775,596

The fair value of these warrant liabilities was $775,596 at December 31, 2013. Of this amount, $13,200 is reported as a short term liability, as the warrants associated with this derivative liability will expire in less than one year.  The reminder, $762,396 is classified as a long-term liability. The change in fair value for 2013 was ($676,048) and is reported in our statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013
	Total Carrying Value at September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$775,596	$-	$-	$775,596

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Year ended December 31, 2013
Beginning balance January 1, 2013	$0
Initial valuation of derivative financial instruments	1,451,644
Net unrealized (gain) loss on derivative financial instruments	(676,048)
Ending balance	$775,596

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

Pursuant to the terms and conditions of the purchase agreement, the Company sold to 1999 Mt. RB 390,394 shares of our common stock in exchange for (1) the satisfaction of amounts due to 1999 Mt. RB pursuant to the original lease and (2) free rent, common area maintenance charges and real estate taxes from February 1, 2013 through November 30, 2013 pursuant to the lease amendment.  Pursuant to the terms and conditions of the warrant agreement, the Company issued to 1999 Mt. RB a warrant to purchase up to 600,000 shares of the Company’s common stock for a purchase price of $1.00 per share.  The warrant vested in full upon issuance, and expired on February 4, 2014.  On July 31, 2013, pursuant to the terms of the warrant, the exercise price was automatically adjusted to $0.25 per share as a result of the Company selling shares of stock on such date in a private placement for $0.25 per share.

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

Annual cash commitments by year under the Company’s lease agreements are as follows:

Cash rental commitment

2014	$70,512
2015	$72,627
2016	$74,806
2017	$77,050
2018	$72,567

ARISTA POWER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warranty

During the years ended December 31, 2013 and 2012, the Company entered into a number of sales orders for Power on Demand systems, solar PV installations and wind turbine installations.  These sales orders required certain deposits of the agreed-upon purchase price upon acceptance of the sales order.  The advance payments received as of December 31, 2013 amounted to $19,000 ($127,239 as of December 31, 2012) and have been included in customer deposits.  We expect to install the units associated with these deposits during the next two quarters, as we obtain permits and zoning approvals from customer’s town officials, obtain NYSERDA approvals, complete site assessments, and continue product evaluation.  The sales orders included product warranties of varying periods, depending on the product sold, against defects in materials and workmanship.  The Company provides for estimated cost of warranties at the time the revenue is recognized and has established a corresponding warranty reserve.  Factors that affect the balance required in the warranty reserve are projected cost of repair and/or replacement, component life cycles, manufacturer’s warranty on parts and components, and limited historical data. As a result of lower than expected wind turbine performance, many customers have elected to replace their wind turbine with a similarly sized solar PV array.  We have taken this into consideration when evaluating the warranty reserves, and have included the cost of replacement as part of the warranty expense. These estimates are reviewed quarterly and are updated as new information becomes available.  The impact of any change in warranty cost estimates will be taken into account when analyzing future warranty reserve requirements.  As of December 31, 2013 and 2012, the Company’s warranty reserve totals $140,074. The following table summarizes the activity in the accrued warranty account:

	December 31, 2013	December 31, 2012

Balance as of beginning of year	$140,074	$135,606
Warranty costs accrued	0	32,816
Settlements made	0	(28,348)

Balance as of end of year	$140,074	140,074

Employment Agreements

On July 29, 2013, each of William Schmitz, Chief Executive Officer, Molly Hedges, Chief Financial Officer, Mark Matthews, then President, and Adeeb Saba, then Vice President of Operations and currently Chief Operating Officer, entered into a termination of employment agreement with Arista Power. Pursuant to such termination of employment agreements, each of the executives terminated their respective employment agreements with Arista Power, effective July 29, 2013 and each of the executives agreed to become at-will employees. Accordingly, the Company is no longer liable for certain severance provisions for compensation under the terminated employment agreements.

Note 10 - Income Taxes

Following is a summary of the components giving rise to the income tax provision (benefit) for the periods ended December 31:

	Year ended
	2013	2012
Current	$(103,471)	$(158,895)
Deferred	(1,195,703)	(1,386,246)
Less increase in allowance	1,195,703	1,386,246
Net deferred	–	–
Total income tax provisions (benefit)	$(103,471)	$(158,895)

Individual components of the deferred tax asset are as follows as of December 31:

	Year ended
	2013	2012
Net operating loss carryforwards	$5,067,659	$4,107,084
Stock based compensation	4,084,116	3,848,988
Depreciation and amortization	289,345	289,345
Tax credit carryforward	107,854	107,854
Total	9,548,974	8,353,271
Less valuation allowance	(9,548,974)	(8,353,271)
Net deferred tax assets	$–	$–

The Company has approximately $14,434,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income.  These NOLs expire at various dates through 2033. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to offset the deferred tax assets.

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

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	Year ended
	2013	2012
Tax benefit at statutory United States federal rate	$(1,112,800)	$(1,186,565)
State income tax credit net of federal benefit	(136,634)	(187,427)
Permanent items	(49,740)
Tax credits	0	(107,034)
Adjustments from prior year	0	(64,115)
Change in valuation reserves	1,195,703	1,386,246
Current tax (expense) income	(103,471)	(158,895)
Effective tax rate (%)	3%	4%

Actual cash payments for taxes in 2013 and 2012 were $500. In April, 2013, the Company received $103,971 as a New York State Qualified Emerging Technology Company tax credit for the year ended December 31, 2011, which was recorded as income by the Company. In December 2011, the Company approved a Consent to Desk Audit Adjustment providing the Company with a New York State Qualified Emerging Technology Company tax credit of $159,395 for the year ended December 31, 2010.  The cash refund was received by and recorded as income by the Company in January 2012.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”), now ASC 740.  Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  It also provides related guidance on under-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.  In addition, the Company did not have any material unrecognized tax benefits at December 31, 2013 or 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the years ended December 31, 2013 and 2012, the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2008 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 11 – Subsequent Events

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share (7,500,000 shares of common stock), and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. The Company received a total of $1,405,000 in net proceeds from the sales. Each share of preferred stock is entitled to cash interest payments of 9% of the stated value per year, payable quarterly. The preferred stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of preferred stock outstanding on March 31, 2017 automatically converting into common stock. The investors received rights of first refusal and rights of participation in future financings of the Company until March 31, 2015. In addition, the investors received most favored nation protections on the terms and conditions of the warrants and preferred stock so long as such securities remain outstanding. Additionally, until September 30, 2015, each investor has the right to invest the amount invested by such investor in the above-referenced transaction in preferred stock of Arista Power on substantially similar terms. The Preferred Stock and warrants have customary anti-dilution protections and registration rights including a “full ratchet” anti-dilution adjustment provision.