Form 10-Q
period 2014-03-31
Arista Power, Inc.
filed 2014-05-15
CIK 1424640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014 the Registrant had outstanding 19,938,694 shares common stock, $0.002 par value.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.
Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$1,273,843	$297,385
Accounts Receivable (less allowance for doubtful accounts of $0 at March 31, 2014 and December 31, 2013)	41,465	265,245
Prepaid expenses and other current assets	153,988	232,570
Inventory	496,313	496,313
Deferred debt discount	820,750	820,750
Total current assets	2,786,359	2,112,263

Other assets	161,356	172,362

Intangible assets, net	24,802	25,305

Property and equipment, net	56,975	69,555

Total assets	$3,029,492	$2,379,485

Current liabilities
Accounts payable	$1,018,776	$1,175,221
Borrowings under line of credit, net of debt discount	769,784	684,994
Customer deposits	20,850	19,000
Accrued payroll	98,619	146.465
Deferred revenue	61,217	63,311
Accrued warranty costs	140,074	140,074
Accrued liabilities	451,316	496,011
Accrued loss contract	495,369	519,092
Derivative liabilities, short term	0	13,200
Current portion of long term debt	11,193	11,782
Total current liabilities	3,067,198	3,269,150

Long term liabilities
Long term debt	14,612	16,169
Derivative liabilities	3,917,772	762,396
Total long term liabilities	3,932,384	778,565
Total liabilities	6,999,582	4,047,715

Stockholders' (deficit)
Preferred stock, 5,000,000 shares authorized, $0.002 par value; 1,500 and 0 issued and outstanding at March 31, 2014 or December 31, 2013	3	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 19,498,694 and 17,993,694 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	38,497	35,987
Additional paid-in capital	23,778,389	25,330,474
Deficit accumulated	(27,786,979)	(27,034,691)
Total stockholders' (deficit)	(3,970,090)	(1,668,230)

Total liabilities and stockholders' deficit	$3,029,492	$2,379,485

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended March 31, 2014	Ended March 31, 2013

Sales	$129,870	$108,644
Cost of Goods Sold	198,226	197,233
Gross Loss	(68,356)	(88,589)
Operating Expenses:
Research and development expenses	22,517	126,538
Selling, general and administrative expenses	425,545	734,130
Total expenses	448,062	860,668
Loss from operations	(516,418)	(949,257)
Non-operating revenue/(expense)
Interest expense	(112,345)	(224,820)
Unrealized gain/(loss) on change in fair value of derivative liabilities	(121,650)	71,400
Net loss before income taxes	(750,413)	(1,102,677)
Income taxes	1,875	500
Net loss	$(752,288)	$(1,103,177)
Net loss per common share - basic and diluted	$(.04)	$(.09)
Weighted average number of common shares outstanding - basic and diluted	18,495,360	12,676,895

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Operating activities
Net loss	$(752,288)	$(1,103,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	13,084	18,140
Stock-based compensation	70,954	363,369
Amortization of prepaid warrants for rent, non-cash	11,006	7,337
Amortization of prepaid warrants for consulting, non-cash	95,353	0
Stock issued for rent and services	0	100,488
Amortization of debt discount	84,790	199,852
Impairment of intangible assets	0	3,396
Change in derivative liability	121,650	(71,400)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(16,772)	(121,647)
Decrease in trade accounts receivable	223,780	365,891
Decrease in inventory	0	43,188
Increase in customer deposits	1,850	18,484
(Decrease) in deferred revenue	(2,094)	(43,618)
(Decrease) in accrued loss contract	(23,723)	0
(Decrease) in trade accounts payable and accrued liabilities	(248,986)	(69,494)
Net cash provided by/(used in) operating activities	(421,396)	(289,191)

Financing activities
Proceeds from issuance of preferred stock	1,500,000	0
Stock offering costs paid	(100,000)	0
Borrowings on line of credit	0	270,0000
Payments on debt	(2,146)	(2,863)
Net cash provided by financing activities	1,397,854	67,137

Increase/(decrease) in cash	976,458	(22,054)

Cash – beginning of period	297,385	78,253

Cash – end of period	$1,273,843	$56,199

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$1,875	$500
Interest Paid	$236	$1,511
Non-cash investing and financing activities:
Warrant derivative liability incurred with preferred stock offering	$3,020,526	$0
Preferred stock	$(2,868,750)	$0
Additional warrants	$(151,776)	$0
Stock issued for accrued expenses	$0	$157,903
Application of deferred debt discount	$0	$270,000
Warrants issued for prepaid rent	$0	$256,800

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.
Statement of Stockholders’ (Deficit)
(Unaudited)

	Number of Shares		Par Value		Additional Paid-In	Accumulated	Total Stockholders'
	Common	Preferred	Common	Preferred	Capital	Deficit	(Deficit)
Balance, December 31, 2013	17,993,694	0	$35,987	$0	$25,330,474	$(27,034,691)	$(1,668,230)
Issuance of convertible preferred stock for cash		1,500		3	1,499,997		1,500,000
Stock offering costs					(100,000)		(100,000)
Issuance of warrants with private placement					(2,868,750)		(2,868,750)
Issuance of common stock and warrants for antidilution clause	1,255,000		2,510		(154,286)		(151,776)
Stock options and stock compensation	250,000				70,954		70,954
Net loss for quarter						(752,288)	(752,288)
Balance, March 31, 2014	19,498,694	1,500	$38,497	$3	$23,778,389	$(27,798,979)	$(3,970,090)

The accompanying notes are an integral part of the financial statements.

ARISTA POWER, INC.

Notes to the Financial Statements
Three-Month Period ended March 31, 2014
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Arista Power, Inc. (the “Company”) was incorporated on March 30, 2001 in the State of New York as Future Energy Solutions, Inc. and in November 2008 changed its name to WindTamer Corporation. In May 2011, the Company changed its name to Arista Power, Inc. The name change more accurately reflects the broadening of the Company’s focus beyond the WindTamer® brand and entry into areas within the energy storage and power management industries.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2013.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of March 31, 2014 consisted of raw materials amounting to $346,014 and work-in-process amounting to $150,299.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of March 31, 2014 and December 31, 2013, no reserve was necessary.

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

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. For the three months ended March 31, 2013, trademark costs totaling $3,396 relating to the Company’s WindTamer® trademark were impaired, while no intangible assets were impaired for the three months ended March 31, 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the three months ended March 31, 2014 and 2013, no assets were impaired.

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

At March 31, 2014, the Company had costs of uncompleted contracts in excess of related billings totaling $143,481 ($0 as of March 31, 2013). This amount was netted with the accrued loss contract on the Company’s balance sheet.

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

As of March 31, 2014, there were 1,500 shares of Preferred Stock, convertible into 7,500,000 shares of common stock, 1,430,608 stock options and 18,933,267 warrants outstanding which, upon exercise, could dilute future earnings per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development and operations and has incurred a cumulative net loss of $27,786,979 as of March 31, 2014.  The recurring losses from operations and current liquidity raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

Note 3 – Debt

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit agreement from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit agreement for $750,000 to $1,250,000.  The note matures on December 21, 2014. Borrowings under the line of credit amount to $1,018,500 as of March 31, 2014 and December 31, 2013. In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vest one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of March 31, 2014 and December 31, 2013, which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $84,790 and $199,852, respectively, for the three months ended March 31, 2014 and 2013.

Annual maturities of debt are as follows:

2014 (includes TMK-ENT, Inc. line of credit repayment)	$1,028,136
2015	$9,540
2016	$6,629

Note 4 – Stockholders’ Equity

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share (7,500,000 shares of common stock), and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. Stock offering costs for the private placement amounted to $100,000. Each share of Preferred Stock is entitled to cash interest payments of 9% of the stated value per year, payable quarterly. The Preferred Stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of Preferred Stock outstanding on March 31, 2017 automatically converting into common stock. The investors received rights of first refusal and rights of participation in future financings of the Company until March 31, 2015. In addition, the investors received most favored nation protections on the terms and conditions of the warrants and preferred stock so long as such securities remain outstanding. Additionally, until September 30, 2015, each investor has the right to invest an amount equal to the amount invested by such investor in the above-referenced transaction in preferred stock of Arista Power on substantially similar terms. The Preferred Stock and warrants have customary anti-dilution protections and registration rights including a “full ratchet” anti-dilution adjustment provision. The warrants associated with this transaction were valued at their date of issue utilizing the Black-Scholes option pricing model, which amounted to $2,868,750.  The difference between the warrants valuation of $2,878,750 and the net proceeds received by the Company of $1,400,000 results in a deemed dividend of $1,468,750 , which has been charged to additional paid-in-capital, as the Company has no retained earnings from which to declare a dividend.

On March 31, 2014, in conjunction with the full ratchet and anti-dilution provisions of the July and August 2013 private placement of common stock, shareholders were awarded an additional 1,255,000 shares of common stock and 612,000 warrants to purchase common stock for $0.25 per share, and the exercise price for the 3,060,000 warrants outstanding that were associated with this transaction were reset to $0.25 per warrant.

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

For the three months ended March 31, 2014, the Company recorded compensation costs for options and warrants of $70,954, as compared to $363,369 for the three months ended March 31, 2013. For the three months ended March 31, 2013, compensation costs relating to the issuance of options and warrants amounted to $287,171 and the Company recorded an expense of $76,198 associated with the repricing of options and warrants held by a consultant of the Company, while for the three months ended March 31, 2014, there was no expense associated with the repricing of options or warrants.

The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the quoted price for the Company’s shares on the OTCBB was used to value the underlying shares.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Expected dividend yield	0%	0%
Expected stock price volatility	112%	108%
Risk-free interest rate	3.63%	2.60-2.68%
Expected life of options	.14-9.78 years	.47-9.78 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,386,108	$.61
Options granted during 2014	115,000	$.23
Options cancelled or expired during 2014	(70,500)	.75
Outstanding at March 31, 2014	1,430,608	$.52	7.8 years	$26,450
Exercisable at March 31, 2014	772,308	$.64	6.4 years	$26,450

For the three months ended March 31, 2014, the Company recorded compensation costs for options granted under the plan of $65,992, as compared to $160,751 for the three months ended March 31, 2013. Stock option grants amounted to 115,000 for the three months ended March 31, 2014 (135,000 for the three months ended March 31, 2013) while 160,000 options vested during that period (141,650 options vested for the three months ended March 31, 2013). There were 70,500 options cancelled or expired for the three months ended March 31, 2014, while no options were cancelled for the three months ended March 31, 2013. No options were exercised for the three months ended March 31, 2014 or March 31, 2013.

The weighted average fair value of options granted during the three months ended March 31, 2014 was $.23, compared to $1.13 for the three months ended March 31, 2013.

For the three months ended March 31, 2013, the Company recorded expenses totaling $13,575 associated with the repricing of 25,000 options awarded to a consultant (now an employee) of the Company. No such expense was recorded for the three months ended March 31, 2014.

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors have approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to April 1, 2015. A total of 55,969 shares vested on April 1, 2011, and the remaining 169,368 shares are scheduled to vest on April 1, 2015.

On March 31, 2014, Adeeb Saba was named Chief Operating Officer and the Compensation Committee awarded him 250,000 shares of restricted stock, which will vest one half each on the first and second anniversary of the award. Compensation costs associated with this award amount to $72,500 and will be recognized over the vesting period of the stock.

The following table summarizes the status of the Company’s restricted share awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at March 31, 2014	118,378	$2.80
Awarded during 2014	250,000	.29
Non-vested at March 31, 2014	419,368	$1.10

There was no expense associated with this restricted stock grant for the three months ended March 31, 2014 and 2013.

Note 6 – Warrants

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

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31,2013
Expected dividend yield	0%	0%
Expected stock price volatility	134%	93-108%
Risk-free interest rate	1.73-1.75%	.14–2.60%
Expected life of warrants	4.1-8.8 years	.9-9.8 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	7,671,267	$1.51
Warrants granted during 2014	11,862,000	$.25
Warrants expired during 2014	(600,000)	.25
Outstanding at March 31,2014	18,933,267	$.78	5.3 years	$0
Exercisable at March 31,2014	18,139,250	$.76	5.6 years	$0

The weighted average fair value of warrants issued during three months ended March 31, 2014 and 2013 was $.25 and $.73, respectively.  During the three months ended March 31, 2014, 11,878,000 warrants vested (646,375 vested for the three months ended March 31, 2013), and 600,000 warrants expired for the three months ended March 31, 2014. No options expired or were cancelled for the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, respectively, the Company recorded compensation costs of $4,962 and $126,420 for warrants issued to a consultant (now an employee) of the Company.  The warrants have a ten year life, a $1.20 exercise price, and vest from six months to three years from grant date.

For the three months ended March 31, 2013, the Company recorded expenses totaling $62,623 associated with the repricing of 423,125 outstanding warrants awarded to a consultant (now an employee) of the Company.  No such expense was recorded for the three months ended March 31, 2014.

Note 7 – Derivative Liabilities

Certain warrants issued by the Company do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, are classified as derivative liabilities, and are revalued at each reporting date. These warrants include (1) warrants issued to 1999 Mt RB, LLC in conjunction with our lease modification on February 4, 2013, which expired on February 4, 2014 (2) warrants issued in conjunction with the Company’s strategic advisory agreement with Sunrise Financial Group, Inc. on May 21, 2013 and (3) warrants issued in conjunction with the Company’s private placements on July 31, 2013, August 6, 2013 and March 31, 2014. The reset provisions protect the warrant holders from the potential dilution associated with future financings.

The Company has valued warrants at their date of issue utilizing the Black-Scholes option pricing model. Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry, or if applicable based upon the term of the warrant, based upon the Company’s historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the issue and their expected life. The expected life of warrants used was based on the term of the warrant. The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for warrants granted and subsequent revaluation:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Expected dividend yield	0%	0%
Expected stock price volatility	134%	90-93%
Risk-free interest rate	1.75%	.14%
Expected life of warrants	4.1-5.0 years	.8 years
Number of warrants	15,562,351	600,000
Fair value of warrants	$3,917,772	$185,400

The fair value of these warrant liabilities was $3,917,772 at March 31, 2014. The change in fair value for the three months ended March 31, 2014 was $121,650 and is reported in our statement of operations as an unrealized loss on the change in fair value of the derivative liabilities. For the three months ended March 31, 2013, we recorded an unrealized gain on the change in fair value of the derivative liabilities totaling $71,400. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2014:

		Fair Value Measurements at March 31,2014
	Total Carrying Value at March 31, 2014,	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$3,917,722	$-	$-	$3,917,722

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Year ended December 31, 2013
Beginning balance January 1, 2014	$775,596
Issuance of derivative financial instruments in 2014	3,020,526
Net unrealized (gain) loss on derivative financial instruments	121,650
Ending balance as of March 31,2014	$3,917,722

Note 8- Subsequent Events

In April 2014, we issued 440,000 shares of our common stock to one of our outside attorneys (Schwell Wimpfheimer & Associates, LLP) for legal services rendered in satisfaction of a $110,000 account payable to such law firm.

In April 2014, expenses totaling approximately $200,000 that were recorded by the Company as accounts payable as of March 31, 2014 were approved to be paid by the Company’s director and officers insurance policy, with such payments expected in May 2014.

Note 9- Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited historical financial statements and the related notes and the other financial information included elsewhere  in  this report and in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Information Concerning Forward-Looking Statements” and under other captions contained elsewhere in this report.

Company Overview

During 2013, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station. We expect to continue further development and product enhancement on our products in 2014.

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit, cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends to purchase and have installed a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution.  This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area.  We expect the Power on Demand system to be installed in the second quarter of 2014.

In 2012, we were awarded $1.8 million in U.S. Army contracts to be the prime contractor to complete Phase One and Phase Two activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center. In the latter half of September 2012, we completed Phase One activities. Work commenced on Phase Two late in 2012, which continued into 2013. We expect to complete Phase Two of the project in the second quarter of 2014. In September 2013,  the Company was awarded a single vendor contract valued at $625,000 to continue development under this contract, which will follow the completion of Phase Two in the second quarter of 2014. The Company believes that the micro-grid that it is developing for the U.S. Army will complement the development of the products that it will sell to commercial, military and governmental customers.

In November 2013, we partnered with EaglePicher Technologies by integrating the EPT’s Power Pyramid™ system into the Power on Demand system to be installed at the City Lights building in Long Island City, NY.

As of May 6, 2014, the Company’s current order backlog was approximately $1.7 million which consists of orders for several Power on Demand systems, multiple solar PV systems, and two government contracts. A portion of this backlog will be recognized as an installment sale based upon contract provisions relating to system generated cost savings.

Results of Operations

Results of Operations for Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013.

Revenues

During the quarter ended March 31, 2014, we reported revenues of $130,000 as compared with revenues of $109,000 for the quarter ending March 31, 2013.  We have received deposits from customers totaling approximately $21,000 as of March 31, 2014. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

We continue to expand our selling efforts where by coupling our power management systems with renewable solar and related incentive packages, we can provide our customers with an attractive return on investment.

Gross Loss

For the quarter ended March 31, 2014, gross loss amounted to $68,000 as compared to $89,000 for the quarter ended March 31, 2013.  The gross loss is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. The reduction of gross loss relates to a non-recurring sales returns reserve recorded for the quarter ending March 31, 2013.

Research and Development

Research and development costs for the quarter ended March 31, 2014 totaled $23,000 as compared to $127,000 for the quarter ended March 31, 2013. This decrease results from lower salaries and related expenses, as well as an increase in the allocation of costs to cost of goods sold relating to the REDUCE program.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $426,000 for the quarter ended March 31, 2014, as compared to $734,000 for the quarter ended March 31, 2013.  The decrease over the prior year was related primarily to reduced salary and headcount related expenses partially offset by higher consulting and legal expense in 2014 as compared to 2013.

Depreciation and Amortization

Depreciation and amortization charges were $13,000 for the quarter ended March 31, 2014, compared to $18,000 during the quarter ended March 31, 2013 due to a lower depreciable asset base in 2014. The Company also impaired costs totaling $3,000 related to the WindTamer™ trademark for the quarter ended March 31, 2013.

Other Income (Expense)

Interest expense for the quarter ended March 31, 2014 was $112,000, as compared to an expense of $225,000 for the quarter ended March 31, 2013. The decrease is due to the amortization of deferred debt discount relating to the Company’s line of credit over an extended period as of March 31, 2014 due to the deferral of the loan due date in May 2013 to December 2014 from December 2013.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013 and in the first quarter of 2014. The warrants do not have a fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a loss on the revaluation of the derivative liabilities for the first quarter of 2014 of $122,000, as compared to a gain of $71,000 for the quarter ended March 31, 2013.

Statutory income tax payments of $1,875 and $500 were made during the quarter ending March 31, 2014 and 2013, respectively.

Net Loss

We incurred net losses of $752,000 and $1,103,000 for the quarter ended March 31, 2014 and 2013, respectively.  Operating losses of amounted to $516,000 and $949,000 for the quarter ended March 31, 2014 and 2013 respectively due to decreased operating expenses for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.  Increases in net loss for the quarter were due to the interest and debt discount amortization amounting to $112,000 and $225,000 relating to our TMK-ENT, Inc. line of credit for the quarter ended March 31, 2014, and 2013, respectively. Additionally, the Company recorded an unrealized loss on the change in fair value of derivative liabilities of $122,000 for the quarter ended March 31, 2014, as compared to an unrealized gain of $71,000 for the quarter ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, our accumulated deficit totaled $28 million.

We had a working capital deficit of $281,000 as of March 31, 2014 as compared to working capital deficit of $1,157,000 as of December 31, 2013. The increase in working capital relates to the March 2014 private placement which provided the company working capital of $1.4 million, offset by net loss for the quarter ended March 31, 2014.

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share, and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. The Company received a total of $1,400,000 in net proceeds from the sales.  Each share of preferred stock is entitled to cash interest payments of 9% of the stated value per year, payable quarterly.  The preferred stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of preferred stock outstanding on March 31, 2017 automatically converting into common stock.  The investors received rights of first refusal and rights of participation in future financings of the Company until March 31, 2015.  In addition, the investors received “most favored nation” protections on the terms and conditions of the warrants and preferred stock so long as such securities remain outstanding.  Additionally, until September 30, 2015, each investor has the right to invest the amount invested by such investor in the above-referenced transaction in preferred stock of Arista Power on substantially similar terms. The Preferred Stock and warrants have customary anti-dilution protections and registration rights including a “full ratchet” anti-dilution adjustment provision.

We believe that we will require additional funding of approximately $1.0 million to satisfy our operating cash needs and our anticipated growth for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations.

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

Operating Activities

Our operating activities used net cash of $421,000 for the quarter ended March 31, 2014, as compared to $289,000 for the quarter ended March 31, 2013.  For the quarter ended March 31, 2014, cash used in operations resulted from a net loss of $752,000, reduced by non-cash adjustments of $397,000 consisting primarily of $71,000 of stock based compensation, the amortization of debt discount of $85,000, and a loss in fair value of derivative liabilities of $122,000. Net changes to working capital amounted to $66,000 and were primarily due to decreases in accounts receivable offsetting a decrease in accrued liabilities. For the quarter ended March 31, 2013, cash used in operations resulted from a net loss of $1,103,000, reduced by non-cash expenses of $621,000 for stock based compensation, stock and warrants issued for rent and services of $108,000, and the amortization of debt discount of $200,000.  Net changes to working capital for the quarter ended March 31, 2103 amounted to $193,000 due to a decrease in trade accounts receivable of $366,000, offset by an increase to prepaid expenses of $122,000 and decreases in accrued liabilities and deferred revenue of $44,000 and $69,000 respectively.

Investing Activities

The Company did not utilize any funds for investing activities for the quarters ended March 31, 2014 and 2013.

Financing Activities

Our financing activities provided $1,398,000 and $267,000 for the quarters ended March 31, 2014 and 2013, respectively. In 2014, the Company raised $1,500,000 in the sale of convertible preferred stock, with offering costs amounting to $100,000.  For the quarter ended March 31, 2013, the Company drew $270,000 from its line of credit. Repayments on long term debt were $2,000 and $3,000, respectively for the quarters ended March 31, 2014 and 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of March 31, 2014, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 with the Securities and Exchange Commission.

Information Concerning Forward-Looking Statements

All statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company, other than statements of historical facts, that address future activities, events or developments are “forward-looking statements.”

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on certain assumptions and analyses made by us in light of our experience and on our assessment of historical trends, current conditions, expectations, and projections about expected future developments and events, as well as on other factors we believe are appropriate under the circumstances and other information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Item 1A of Part I of the Company’s 10-K filed with the Commission, for the fiscal year ended December 31, 2013, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no reportable events during the quarter.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000, that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share (7,500,000 shares of common stock), and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. Stock offering costs for the private placement amounted to $100,000. Each share of preferred stock is entitled to cash interest payments of 9% of the stated value per year, payable quarterly. The preferred stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of preferred stock outstanding on March 31, 2017 automatically converting into common stock. The investors received rights of first refusal and rights of participation in future financings of the Company until March 31, 2015. In addition, the investors received most favored nation protections on the terms and conditions of the warrants and preferred stock so long as such securities remain outstanding. Additionally, until September 30, 2015, each investor has the right to invest the amount invested by such investor in the above-referenced transaction in preferred stock of Arista Power on substantially similar terms. The Preferred Stock and warrants have customary anti-dilution protections and registration rights including a “full ratchet” anti-dilution adjustment provision.

On March 31, 2014, in conjunction with the full ratchet and anti-dilution provisions of the July and August 2013 private placement of common stock, shareholders were awarded an additional 1,255,000 shares of common stock and 612,000 warrants to purchase common stock for $0.25 per share, and the exercise price for the 3,060,000 warrants outstanding that were associated with this transaction were decreased from $0.30 to $0.25.

We registered the resale of the securities sold in the private placement pursuant to a registration statement on form S-1 that was filed with the Securities and Exchange Commission on April 30, 2014 and  was declared effective on May 13, 2014.

In April 2014, we issued 440,000 shares of our common stock to one of our outside attorneys (Schwell Wimpfheimer & Associates, LLP) for legal services rendered in satisfaction of a $110,000 account payable to such law firm.

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

May 15, 2014
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer