Form 10-Q
period 2014-06-30
Arista Power, Inc.
filed 2014-08-14
CIK 1424640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2014 the Registrant had outstanding 20,236,556 shares of common stock, $0.002 par value per share and 1,415 shares of Series A Convertible Preferred Stock, $0.002 par value per share.

ARISTA POWER INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.

Condensed Balance Sheets (Unaudited)

	June 30 2014	December 31, 2013

ASSETS
Current assets
Cash	$807,157	$297,385
Accounts Receivable (less allowance for doubtful accounts of $0 at June 30, 2014 and December 31,2013)	26,184	265,245
Prepaid expenses and other current assets	97,739	232,570
Inventory	496,313	496,313
Deferred debt discount	820,750	820,750
Total current assets	2,248,143	2,112,263
Other assets	150,350	172,362
Intangible assets, net	24,299	25,305
Property and equipment, net	45,128	69,555
Total assets	$2,467,920	$2,379,485

Current liabilities
Accounts payable	$581,076	$1,175,221
Borrowings under line of credit, net of debt discount	855,516	684,994
Customer deposits	37,953	19,000
Accrued payroll	64,420	146,465
Deferred revenue	194,102	63,311
Accrued warranty costs	142,504	140,074
Accrued liabilities	433,139	496,011
Accrued loss contract	421,621	519,092
Accrued dividends	31,387	0
Derivative liabilities, short term	0	13,200
Current portion of long term debt	10,473	11,782
Total current liabilities	2,772,191	3,269,150
Long term liabilities
Long term debt	12,252	16,169
Derivative liabilities	1,705,766	762,396
Total long term liabilities	1,718,018	778,565
Total liabilities	4,490,209	4,047,715

Stockholders' (deficit)
Preferred stock, 5,000,000 shares authorized, $0.002 par value; 1,415 and 0 issued
and outstanding at June 30, 2014 or December 31, 2013	3	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 19,892,264 and 17,993,694 shares issued
and outstanding at June 30, 2014 and December 31, 2013, respectively	39,784	35,987
Additional paid-in capital	23,896,754	25,330,474
Deficit accumulated	(25,958,830)	(27,034,691)

Total stockholders' (deficit)	(2,022,289)	(1,668,230)
Total liabilities and stockholders' deficit	$2,467,920	$2,379,485

ARISTA POWER, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Sales	$161,574	$328,617	$291,444	$437,260
Cost of Goods Sold	135,667	324,614	230,550	521,845
Gross Margin/(Loss)	25,907	4,003	60,894	(84,585)
Operating Expenses:
Research and development expenses	0	130,164	22,517	256,702
Selling, general and administrative expenses	297,667	631,131	826,479	1,365,261
Total expenses	297,667	761,295	848,996	1,621,963
Loss from operations	(271,760)	(757,292)	(788,102)	(1,706,548)
Non-operating revenue/(expense)
Interest expense	(112,097)	(181,109)	(224,519)	(405,930)
Unrealized gain (loss) on change in fair value of derivative liabilities	2,212,006	(18,570)	2,090,356	(18,570)
Net loss before income taxes	1,828,149	(956,971)	1,077,735	(2,131,048)
Income taxes (credits)	0	(103,971)	1,875	(103,471)
Net income (loss)	$1,828,149	$(853,000)	$1,075,860	$(2,027,577)
Less preferred stock dividends	(54,269)	0	(54,269)	0
Net Income (loss) available to common shareholders	1,773,880	(853,000)	1,021,591	(2,027,577)
Net income (loss) per common share – basic	$0.09	$(0.07)	$0.05	$(0.16)
Weighted average number of common shares
outstanding – basic	20,003,281	12,918,138	19,247,686	12,797,517
Net income (loss) per common share – diluted	$0.06	$(0.07)	$0.04	$(0.16)
Weighted average number of common shares
outstanding – diluted	29,911,001	12,918,138	23,065,044	12,797,517

ARISTA POWER, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating activities
Net income (loss)	$1,075,860	$(2,027,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	24,303	33,403
Stock-based compensation	111,994	539,391
Amortization of prepaid warrants for rent, non-cash	22,012	0
Amortization of prepaid warrants for consulting, non-cash	157,593	0
Stock issued for rent and services	0	100,488
Amortization of debt discount	170,522	354,554
Impairment of intangible assets	0	3,699
Issuance of warrants for services	0	51,115
Change in derivative liability	(2,090,356)	18,570
Gain on sale of equipment	(4,870)	0
Changes in operating assets and liabilities :
(Increase) in prepaid expenses and other current assets	(22,762)	367,636
Decrease (increase) in trade accounts receivable	239,061	(72,437)
Decrease in inventory	0	48,287
Increase in customer deposits	18,953	(32,631)
Increase (Decrease) in deferred revenue	130,791	60,695
(Decrease) in accrued loss contract	(97,471)	0
Increase (Decrease) in trade accounts payable and accrued liabilities	(620,632)	212,101
Net cash provided by/(used in) operating activities	(885,002)	(342,706)

Financing activities
Proceeds from issuance of preferred stock	1,500,000	0
Stock offering costs paid	(100,000)	0
Borrowings on line of credit	0	270,000
Payments on debt	(5,226)	(5,046)
Net cash provided by financing activities	1,394,774	264,954

Increase/(decrease) in cash	509,772	(77,752)

Cash - beginning of period	297,385	78,253

Cash - end of period	$807,157	$501

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$1,875	$(103,971)
Interest Paid	$2,670	$1,511
Non-cash investing and financing activities:
Warrant derivative liability incurred with preferred stock offering	$3,020,526	$0
Preferred stock	$(2,868,750)	$0
Additional warrants	$(151,776)	$0
Stock issued for accounts payable and accrued expenses	$110,000	$157,903
Application of deferred debt discount	$0	$270,000
Warrants issued for prepaid rent	$0	$555,844
Payment of accrued dividend with common stock	$22,881	$0
Transfer of property for accounts payable	$6,000	$0

ARISTA POWER, INC.

Statement of Stockholders’ (Deficit)
(Unaudited)

	Number of Shares		Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Common	Preferred	Common	Preferred
Balance, December 31, 2013	$17,993,694	$0	$35,987	$0	$25,330,474	$(27,034,691)	$(1,668,230)
Issuance of convertible preferred stock for cash		1,500		3	1,499,997		1,500,000
Stock offering costs					(100,000)		(100,000)
Issuance of warrants with private placement					(2,868,750)		(2,868,750)
Issuance of common stock and warrants for antidilution clause	1,255,000		2,510		(154,286)		(151,776)
Stock options and stock compensation					70,954		70,954
Net loss for quarter						(752,288)	(752,288)
	—	—	—	—	—	—	—
Balance, March 31, 2014	19,248,694	1,500	38,497	3	23,778,389	(27,786,979)	(3,970,090)
Issuance of shares for legal services	440,000		880		109,120		110,000
Conversion of Preferred shares to Common Shares	560,237	(85)	1,120		21,761		22,881
Stock options and stock compensation	10,000		20		41,020		41,040
Retirement of Shares	(366,667)		(733)		733		0
Declared Dividend on Preferred Shares					(54,269)		(54,269)
Net income for quarter						1,828,149	1,828,149
	$19,892,264	$1,415	$39,784	$3	$23,896,754	$(25,958,830)	$(2,022,289)

ARISTA POWER, INC.

Notes to the Financial Statements

Six-Month Period ended June 30, 2014

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three months and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Arista Power Form 10-K for the fiscal year ended December 31, 2013.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of June 30, 2014 consisted of raw materials amounting to $346,014 and work-in-process amounting to $150,299.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of June 30, 2014 and December 31, 2013, no reserve was necessary.

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

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. For the three and six months ended June 30, 2013, trademark costs totaling $0 and $3,396, respectfully relating to the Company’s WindTamer® trademark were impaired, while no intangible assets were impaired for the six and three months ended June 30, 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the six and three months ended June 30, 2014 and 2013, no assets were impaired.

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

The Company uses contract accounting for Power on Demand system sales. Due to the limited number of these systems that have been installed to date, revenue is recognized based on the completed contract method whereby revenue and costs are deferred until the contract is completed. For contracts that contain provisions related to proceeds being paid based upon cost savings generated by the system, revenue is recorded as the costs savings are realized by and billed to the customer. If accumulated costs exceed accumulated billings at the reporting date the asset is presented net as costs of uncompleted contracts in excess of related billings. If there is a net liability it is presented as billings on uncompleted contracts in excess of related costs. We provide for any loss that we expect to incur on a contract at the time the loss is probable.

At June 30, 2014 the Company had costs of uncompleted contracts in excess of related billings totaling $217,229 ($0 as of June 30, 2013). This amount was netted with the accrued loss contract on the Company’s balance sheet.

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

As of June 30, 2014, 1,415 shares of our Series A Convertible Preferred Stock, convertible into 7,075,000 shares of common stock, 2,477,108 stock options and 18,292,916 warrants were outstanding which, upon exercise, could dilute future earnings per share. Diluted Weighted Average Shares reflect the Company’s total weighted average shares outstanding during the period, which includes the conversion of the Series A Convertible Preferred Stock as well as any stock options or warrants in which the exercise price is below the Company’s stock trading price, less the stock that can be repurchased with funds received from such exercise.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development and operations and has incurred a cumulative net loss of $25,958,830 as of June 30, 2014.  The recurring losses from operations and current liquidity raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

Note 3 – Debt

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit from $750,000 to $1,250,000.  The note matures on December 21, 2014. Borrowings under the line of credit amount to $1,018,500 as of June 30, 2014 and December 31, 2013. In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vested one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of June 30, 2014 and December 31, 2013, which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $170,522 and $354,554, respectively, for the six months ended June 30, 2014 and 2013 and $85,732 and $154,702 for the three months ended June 30, 2014 and 2013.

Annual maturities of debt are as follows:

2014 (includes TMK-ENT, Inc. line of credit repayment)	$1,025,056
2015	$9,540
2016	$6,629

Note 4 – Stockholders’ Equity

On March 31, 2014, the Company sold, pursuant to a securities purchase agreement, an aggregate of 1,500 shares of Series A Convertible Preferred Stock, with a stated value of $1,500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.20 in stated value per share (7,500,000 shares of common stock), and five-year warrants, which vested in full upon issuance, to purchase up to 11,250,000 additional shares of common stock at a purchase price of $0.25 per share to 8 institutional investors. Stock offering costs for the private placement amounted to $100,000. Each share of Preferred Stock is entitled to cash interest payments of 9% of the stated value per year, payable quarterly. The Preferred Stock is voluntarily and mandatorily convertible into shares of common stock pursuant to the provisions of the securities purchase agreement, with any shares of Preferred Stock outstanding on March 31, 2017 automatically converting into common stock. The investors received rights of first refusal and rights of participation in future financings of the Company until March 31, 2015. In addition, the investors received most favored nation protections on the terms and conditions of the warrants and preferred stock so long as such securities remain outstanding. Additionally, until September 30, 2015, each investor has the right to invest an amount equal to the amount invested by such investor in the above-referenced transaction in preferred stock of Arista Power on substantially similar terms. The Preferred Stock and warrants have customary anti-dilution protections and registration rights including a “full ratchet” anti-dilution adjustment provision. The warrants associated with this transaction were valued at their date of issue utilizing the Black-Scholes option pricing model, which amounted to $2,868,750.  The difference between the warrants valuation of $2,878,560 and the net proceeds received by the Company of $1,400,000 results in a deemed dividend of $1,468,750, which has been charged to additional paid-in-capital, as the Company has no retained earnings from which to declare a dividend.

On March 31, 2014, in conjunction with the full ratchet and anti-dilution provisions of the July and August 2013 private placement of common stock, shareholders were awarded an additional 1,255,000 shares of common stock and 612,000 warrants to purchase common stock for $0.25 per share, and the exercise price for the 3,060,000 warrants outstanding that were associated with this transaction were reduced to $0.25 per warrant.

Note 5 – Stock Based Compensation

The Company has established the 2008 Equity Incentive Plan, which is a shareholder-approved plan that permits the granting of stock options and restricted stock to employees, directors and consultants.   The 2008 Equity Incentive Plan provides for the issuance of up to 3,550,000 shares of common stock of which 50,000 shares are available for grant as Incentive Stock Options.  The exercise price for options awarded is no less than 100% of the fair market value of the common stock on the day of grant.  The options generally vest either immediately on the date of grant or one to three years from the date of grant.

For the six and three months ended June 30, 2014, the Company recorded compensation costs for options and warrants of $111,994 and $41,040 respectively, as compared to $539,391 and $176,022 for the six and three months ended June 30, 2013. For the six months ended June 30, 2013, compensation costs relating to the issuance of options and warrants amounted to $463,193 and the Company recorded an expense of $76,198 associated with the repricing of options and warrants held by a former consultant/outside counsel who is now an employee of the Company, while for the six months ended June 30, 2014, there was no expense associated with the repricing of options or warrants.

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

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Expected dividend yield	0%	0%
Expected stock price volatility	112%	108%
Risk-free interest rate	2.53-3.63%	2.68-2.82%
Expected life of options	10 years	.7-9.9 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,386,108	$.61
Options granted during 2014	1,365,000	$.19	9.8 years	$
Options cancelled or expired during 2014	(274,000)	.56
Outstanding at June 30, 2014	2,477,108	$.38	8.8 years	$
Exercisable at June 30, 2014	703,808	$.64	6.8 years	$

For the six and three months ended June 30, 2014, the Company recorded compensation costs for options granted under the plan of $ 93,457 and $24,608, as compared to $170,060 and 9,309 for the six and three months ended June 30, 2013. Stock option grants amounted to 1,365,000 for the six months ended June 30, 2014 (140,625 for the six months ended June 30, 2013) while 210,000 options vested during that period (147,275 options vested for the six months ended June 30, 2013). There were 274,000 options cancelled or expired for the six months ended June 30, 2014, while 1,000 options were cancelled for the six months ended June 30, 2013. No options were exercised for the six months ended June 30, 2014 or June 30, 2013.

The weighted average fair value of options granted during the six months ended June 30, 2014 was $0.19 per share, compared to $1.11 per share for the six months ended June 30, 2013.

For the six months ended June 30, 2013, the Company recorded expenses totaling $13,575 associated with the repricing of 25,000 options awarded to a former consultant/outside counsel who is now an employee of the Company. No such expense was recorded for the six months ended June 30, 2014.

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors have approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to April 1, 2015. A total of 55,969 shares vested on April 1, 2011, and 118,377 shares remain outstanding and are scheduled to vest on April 1, 2015.

On March 31, 2014, Adeeb Saba was named Chief Operating Officer and the Compensation Committee awarded him 250,000 shares of restricted common stock pursuant to the Company’s 2008 Equity Incentive Plan, which will vest one half each on the first and second anniversary of the award. Compensation costs associated with this award amount to $72,500 and will be recognized over the vesting period of the stock. On May 28, 2014 the Compensation Committee awarded an employee 100,000 shares of restricted common stock pursuant to the Company’s 2008 Equity Incentive Plan, which will vest one half each on March 31, 2015 and March 31, 2016. Compensation costs associated with this award amount to $15,000 and will be recognized over the vesting period of the stock. On June 16, 2014, Stephen Brown was named as the acting Chief Financial Officer and the Compensation Committee awarded him 50,000 shares of restricted common stock pursuant to the Company’s 2008 Equity Incentive Plan, of which 10,000 shares vested immediately and the remaining 40,000 shares shall vest on December 16, 2014. Compensation costs associated with this award amount to $9,000 and will be recognized over the vesting period of the stock.

The following table summarizes the status of the Company’s restricted common stock awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at March 31, 2014	118,378	$2.80
Awarded during 2014	400,000	.23
Cancelled or expired	(38,296)	$.92
Non-vested at March 31, 2014	480,082	$.92

The compensation expense related to these grants were $16,432 for the six months ended June 30, 2014. There was no expense for the six months ended June 30, 2013.

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

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Expected dividend yield	0%	0%
Expected stock price volatility	134%	93-108%
Risk-free interest rate	1.73-1.75%	.14–2.60%
Expected life of warrants	4.1-8.8 years	.6-9.6 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	7,671,267	$1.51
Warrants granted during 2014	11,862,000	$.25
Warrants expired during 2014	(1,240,351)	.50
Outstanding at March 31,2014	18,292,916	$.78	5.1 years	$0
Exercisable at March 31,2014	18,139,250	$.75	5.4 years	$0

The weighted average fair value of warrants issued during the six months ended June 30, 2014 and 2013 was $.25 and $.95, respectively.  During the six months ended June 30, 2014, 11,878,000 warrants vested (658,625 vested for the six months ended June 30, 2013), and 1,240,351 warrants expired. No warrants expired for the six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, respectively, the Company recorded compensation costs of $4,962 and $293,133 for warrants issued to a consultant (now an employee) of the Company.  The warrants have a ten year life, a $1.20 exercise price, and vest from six months to three years from grant date.

For the six months ended June 30, 2013, the Company recorded expenses totaling $62,623 associated with the repricing of 423,125 outstanding warrants awarded to a former consultant/outside counsel who is now an employee of the Company.  No such expense was recorded for the six months ended June 30, 2014.

Note 7 – Derivative Liabilities

Certain warrants issued by the Company do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, are classified as derivative liabilities, and are revalued at each reporting date. These warrants include (1) warrants issued to 1999 Mt RB, LLC in conjunction with our lease modification on February 4, 2013, which expired on February 4, 2014 (2) warrants issued in conjunction with the Company’s strategic advisory agreement with Sunrise Financial Group, Inc. on May 21, 2013, which were cancelled on June 19, 2014 and (3) warrants issued in conjunction with the Company’s private placements on July 31, 2013, August 6, 2013 and March 31, 2014. The reset provisions protect the warrant holders from the potential dilution associated with future financings.

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

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Expected dividend yield	0%	0%
Expected stock price volatility	142%	96-97%
Risk-free interest rate	1.62%	.84-1.41%
Expected life of warrants	3.2-4.8 years	4.9-5.0 years
Number of warrants	14,922,000	640,351
Fair value of warrants	$1,705,766	$317,614

The fair value of these warrant liabilities was $1,705,766 at June 30, 2014. The change in fair value for the six months ended June 30, 2014 was $2,090,356 and is reported in our statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. For the six months ended June 30, 2013, we recorded an unrealized loss on the change in fair value of the derivative liabilities totaling $18,250. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.

In June 2014 the advisory agreement with Sunrise Financial Group was terminated and its accompanying warrants were cancelled.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2014:

		Fair Value Measurements at June 30, 2014
	Total Carrying Value at June 30, 2014,	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,705,766	$-	$-	$1,705,766

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Year ended December 31, 2013
Beginning balance January 1, 2014	$775,596
Issuance of derivative financial instruments in 2014	3,020,526
Net unrealized (gain) loss on derivative financial instruments	(2,090,356)
Ending balance as of June 30, 2014	$1,705,766

Note 8- Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements including FASB Update 2014-12 regarding stock compensation based on performance and FASB Update 2014-09 updating revenue recognition rules and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Company Overview

During 2013, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station. We expect to continue further development and product enhancement on our products in 2014, primarily our Power on Demand system, and expect to continue to do so during the remainder of 2014. In 2013 and 2014, we continued to sell solar PV systems to residential and commercial customers and also perform development services for the U.S. Army.

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit, cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately City Lights intends to purchase and have installed a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution.  This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area.  We expect the Power on Demand system to be installed in late third quarter or early fourth quarter 2014. We continue to market the Power on Demand system, primarily in the New York City market.

In 2012, we were awarded $1.8 million in U.S. Army contracts to be the prime contractor to complete Phase One and Phase Two activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center. In the latter half of September 2012, we completed Phase One activities. Work commenced on Phase Two late in 2012, which was completed in the second quarter of 2014. In September 2013, the Company was awarded a single vendor contract valued at $625,000 to continue development under this contract, which will follow the completion of Phase Two in the second quarter of 2014. The Company believes that the micro-grid that it is developing for the U.S. Army will complement the development of the products that it will sell to commercial, military and governmental customers.

In November 2013, we partnered with EaglePicher Technologies by integrating the EPT’s Power Pyramid™ system into the Power on Demand system to be installed at the City Lights building in Long Island City, NY.

Results of Operations

Results of Operations for Quarter Ended June 30, 2014 Compared to Quarter June 30, 2013.

Revenues

During the quarter ended June 30, 2014, we reported revenues of $161,574 as compared with revenues of $328,617 for the quarter ending June 30, 2013.  The decrease in sales is due to the increased effort on our Power on Demand products which typically have a larger sales cycle than our solar products. We have received deposits from customers totaling approximately $38,000 as of June 30, 2014. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

Gross Margin

For the quarter ended June 30, 2014, gross margin amounted to $25,907 as compared to $4,003 for the quarter ended June 30, 2013.  The gross margin continues to be small due is to the costs associated with maintaining an operations staff, responsible for not only solar products, and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. Gross margin improved due to the reduction of staff.

Research and Development

Research and development costs for the quarter ended June 30, 2014 totaled $0 as compared to $130,164 for the quarter ended June 30, 2013. These costs have ceased due to the staff reductions.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $297,667 for the quarter ended June 30, 2014, as compared to $631,131 for the quarter ended June 30, 2013.  The decrease over the prior year was related primarily to the reduced salary and headcount related expenses as compared to 2013 as well as a reimbursement received from the Company’s Director and Officers Insurance Policy of approximately $180,000 for professional fees incurred that was recorded as a credit against expenses.

Depreciation and Amortization

Depreciation and amortization charges were $11,300 for the quarter ended June 30, 2014, compared to $16,000 during the quarter ended June 30, 2013 due to a lower depreciable asset base in 2014.

Other Income (Expense)

Interest expense for the quarter ended June 30, 2014 was $112,097, as compared to an expense of $181,109 for the quarter ended June 30, 2013. The decrease is due to the amortization of deferred debt discount relating to the Company’s line of credit over an extended period as of June 30, 2014 due to the deferral of the loan due date in May 2013 to December 2014 from December 2013.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013 and in the first quarter of 2014. In June 2014 the advisory agreement with Sunrise Financial Group was terminated and its accompanying warrants were cancelled. The warrants do not have a fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for the second quarter of 2014 of $2,212,006, as compared to a loss of $18,570 for the quarter ended June 30, 2013.

The Company made no tax payments during the quarter ending June 30, 2014 and received a tax credit of $103,971 in the second quarter on 2013.

Net Income/(Loss)

We reported net income of $1,828,149 for the quarter ended June 30, 2014 and a net loss of $853,000 for the quarter ended June 30, 2013.  Operating losses of amounted to $271,760 and $757,292 for the quarter ended June 30, 2014 and 2013 respectively due to decreased operating expenses for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.. Increases in net income for the three months ended June 30, 2014 compared to the quarter ended June 30, 2013 were due to recording an unrealized gain of $2,212,006 on the change in fair value of derivative liabilities of $1,705,766 for the quarter ended June 30, 2014, as compared to an unrealized loss of $18,570 for the quarter ended June 30, 2013 offset by the interest and debt discount amortization amounting to $112,000 and $181,000 relating to our TMK-ENT, Inc. line of credit for the quarter ended June 30, 2014, and 2013, respectively.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months June 30, 2013.

Revenues

During the six months ended June 30, 2014, we reported revenues of $291,444 as compared with revenues of $437,260 for the six months ending June 30, 2013.  The decrease in sales is due to the increased effort to market our Power on Demand products which typically have a larger sales cycle than our solar products. We have received deposits from customers totaling approximately $38,000 as of June 30, 2014. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSEDRA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

Gross Margin/Loss

For the six months ended June 30, 2014, gross margin amounted to $60,894 as compared to a gross loss of $84,585 for the six months ended June 30, 2013.  The gross loss is primarily attributable to the costs associated with maintaining an operations staff, responsible for not only solar products and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day to day operations. Gross margin improved year over year due to the reduction of staff.

Research and Development

Research and development costs for the six months ended June 30, 2014 totaled $22,517 as compared to $256,702 for the six months ended June 30, 2013. This decrease results from lower salaries due to reduced headcount.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $826,479 for the six months ended June 30, 2014, as compared to $1,365,261 for the six months ended June 30, 2013.  The decrease over the prior year was related primarily to reduced salary and headcount related expenses partially offset by higher consulting and legal expense in 2014 as compared to 2013 as well as a reimbursement received from the Company’s Director and Officers Insurance Policy of approximately $180,000 for professional fees incurred that was recorded as a credit against expenses.

Depreciation and Amortization

Depreciation and amortization charges were $24,303 for the six months ended June 30, 2014, compared to $33,403 during the six months ended June 30, 2013 due to a lower depreciable asset base in 2014.

Other Income (Expense)

Interest expense for the six months ended June 30, 2014 was $224,519, as compared to an expense of $405,930 for the quarter ended June 30, 2013. The decrease is due to the amortization of deferred debt discount relating to the Company’s line of credit over an extended period as of June 30, 2014 due to the deferral of the loan due date in May 2013 to December 2014 from December 2013.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013 and in the first quarter of 2014. In June 2014 the advisory agreement with Sunrise Financial Group was terminated and its accompanying warrants were cancelled. The warrants do not have a fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for the six months ended June 30, 2014 of $2,090,356, as compared to a loss of $18,570 for the six months ended June 30, 2013.

The Company paid 1,875 tax payments during the six months ending June 30, 2014 and received a net tax credit of $103,471 in the six months ended June 30, 2013.

Net Income (Loss)

We reported net income of $1,075,860 for the six months ended June 30, 2014 and a net loss of $2,027,577 for the six months ended June 30, 2013.  Operating losses of amounted to $788,102 and $1,706,548 for the six months ended June 30, 2014 and 2013 respectively due to decreased operating expenses, as well as better gross margins for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  Increases in net income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were due to recording an unrealized gain of $2,090,356 on the change in fair value of derivative liabilities of $1,705,766 for the six months ended June 30, 2014, as compared to an unrealized loss of $18,570 for the six months ended June 30, 2013 offset by the interest and debt discount amortization amounting to $224,000 and $406,000 relating to our TMK-ENT, Inc. line of credit for the six months ended June 30, 2014, and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014, our accumulated deficit totaled $26 million.

We had a working capital deficit of approximately $524,000 as of June 30, 2014 as compared to working capital deficit of $1,157,000 as of December 31, 2013. The increase in working capital relates to the March 2014 private placement which provided the company working capital of $1.4 million, offset by the operating loss for the six months ended June 30, 2014.

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

We believe that we will require additional funding of approximately $2.0 million to satisfy our operating cash needs and our anticipated growth for the next twelve months.

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

Operating Activities

Our operating activities used net cash of $885,002 for the six months ended June 30, 2014, as compared to $342,706 for the six months ended June 30, 2013.  For the six months ended June 30, 2014, cash used in operations resulted from net income of $1,075,860, offset by an increase of $2,090,356 gain in fair value of derivative liabilities and reduced by non-cash adjustments of $481,554 consisting primarily of $111,994 of stock based compensation, the amortization of debt discount of $170,522, and $157,593 from the issuance of warrants for services. Net changes to working capital amounted to negative $352,060 and were primarily due to payments of accounts payable and accrued liabilities. For the six months ended June 30, 2013, cash used in operations resulted from a net loss of $2,027,577, reduced by non-cash expenses of $1,101,220 consisting primarily of $539,391 of stock based compensation, stock and warrants issued for rent and services of $151,603, and the amortization of debt discount of $354,554.  Net changes to working capital for the six months ended June 30, 2103 amounted to $583,652 due primarily to a decrease in trade accounts receivable of $367,636, and an increase in accounts payable and accrued expenses of $212,101.

Investing Activities

The Company did not utilize any funds for investing activities for the six months ended June 30, 2014 and 2013.

Financing Activities

Our financing activities provided $1,394,774 and $264,954 for the six months ended June 30, 2014 and 2013, respectively. In 2014, the Company raised $1,500,000 in the sale of convertible preferred stock, with offering costs amounting to $100,000.  For the six months ended June 30, 2013, the Company drew $270,000 from its line of credit. Repayments on long term debt were $5,226 and $5,046, respectively for the six months ended June 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of June 30, 2014, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 with the Securities and Exchange Commission.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

On March 31, 2014, in conjunction with the full ratchet and anti-dilution provisions of the July and August 2013 private placement of common stock, shareholders were awarded an additional 1,255,000 shares of common stock and 612,000 warrants to purchase common stock for $0.25 per share, and the price for the 3,060,000 warrants outstanding that were associated with this transaction were rest to $0.25 per warrant.

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

August 14, 2014
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer

