Form 10-Q
period 2014-09-30
Arista Power, Inc.
filed 2014-11-14
CIK 1424640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 the Registrant had outstanding 20,979,877 shares of common stock, $0.002 par value per share and 1,360 shares of Series A Convertible Preferred Stock, $0.002 par value per share.

ARISTA POWER INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Unaudited Condensed Balance Sheets as of September 30, 2014 and December 31, 2013	3

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013	4

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5

	Unaudited Statement of Stockholders' Deficit through September 30, 2014	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ARISTA POWER, INC.

Condensed Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets
Cash	$353,166	$297,385
Accounts Receivable (less allowance for doubtful accounts of $0 at September 30, 2014 and December 31,2013)	143,103	265,245
Prepaid expenses and other current assets	101,717	232,570
Inventory	496,313	496,313
Deferred debt discount	820,750	820,750
Total current assets	1,915,049	2,112,263
Other assets	139,344	172,362
Intangible assets, net	23,796	25,305
Property and equipment, net	19,080	69,555
Total assets	$2,097,269	$2,379,485

Current liabilities
Accounts payable	$487,192	$1,175,221
Borrowings under line of credit, net of debt discount	941,248	684,994
Customer deposits	18,850	19,000
Accrued payroll	54,763	146,465
Deferred revenue	318,977	63,311
Accrued warranty costs	142,504	140,074
Accrued liabilities	442,640	496,011
Accrued loss contract	542,842	519,092
Accrued dividends	63,675	0
Derivative liabilities, short term	0	13,200
Current portion of long term debt	277	11,782
Total current liabilities	3,012,968	3,269,150
Long term liabilities
Long term debt	0	16,169
Derivative liabilities	556,070	762,396
Total long term liabilities	556,070	778,565
Total liabilities	3,569,038	4,047,715

Stockholders' (deficit)
Preferred stock, 5,000,000 shares authorized, $0.002 par value; 1,415 and 0 issued and outstanding at September 30, 2014 or December 31, 2013	3	0
Common stock, 500,000,000 shares authorized, $0.002 par value; 19,892,264 and 17,993,694 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	39,784	35,987
Additional paid-in capital	23,923,613	25,330,474
Deficit accumulated	(25,435,169)	(27,034,691)

Total stockholders' (deficit)	(1,471,769)	(1,668,230)
Total liabilities and stockholders' deficit	$2,097,269	$2,379,485

ARISTA POWER, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Sales	$250,231	$578,689	$541,675	$1,015,949
Cost of Goods Sold	423,487	1,219,094	654,038	1,740,939
Gross Margin/(Loss)	(173,256)	(640,405)	(112,363)	(724,990)
Operating Expenses:
Research and development expenses	0	63,639	0	320,341
Selling, general and administrative expenses	341,237	463,492	1,190,233	1,828,753
Total expenses	341,237	527,131	1,190,233	2,149,094
Loss from operations	(514,493)	(1,167,536)	(1,302,596)	(2,874,084)
Non-operating revenue/(expense)
Interest expense	(111,900)	(112,498)	(336,419)	(518,428)
Unrealized gain (loss) on change in fair value of derivative liabilities	1,149,696	237,538	3,240,052	218,968
Net loss before income taxes	523,303	(1,042,496)	1,601,037	(3,173,544)
Income taxes (credits)	(360)	(0)	1,515	(103,471)
Net income (loss)	$523,663	$(1,042,496)	$1,599,522	$(3,070,073)
Less preferred stock dividends	(32,288)	0	(86,557)	0
Net Income (loss) available to common shareholders	491,375	(1,042,496)	1,512,965	(3,070,073)
Net income (loss) per common share – basic	$0.02	$(0.06)	$0.08	$(0.21)
Weighted average number of common shares outstanding – basic	19,892,264	17,793,694	19,352,887	14,462,909
Net income (loss) per common share – diluted	$0.02	$(0.06)	$0.06	$(0.21)
Weighted average number of common shares outstanding – diluted	29,248,946	17,793,694	24,354,789	14,462,909

ARISTA POWER, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating activities
Net income (loss)	$1,599,522	$(3,070,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	33,076	48,769
Stock-based compensation	171,141	650,505
Amortization of prepaid warrants for rent, non-cash	33,018	0
Amortization of prepaid warrants for consulting, non-cash	157,593	0
Stock issued for rent and services	0	92,470
Amortization of debt discount	256,254	441,228
Impairment of intangible assets	0	3,699
Issuance of warrants for services	0	137,496
Change in derivative liability	(3,240,052)	(218,968)
Gain on sale of equipment	(5,592)	0
		20,486
Increase in lower of cost or market reserve Changes in operating assets and liabilities :

(Increase) in prepaid expenses and other current assets	(26,740)	(92,351)
Decrease (increase) in trade accounts receivable	122,142	305,482
Decrease in inventory	0	57,133
Increase in customer deposits	(150)	81,028
Increase (Decrease) in deferred revenue	255,666	(28,900)
Increase (Decrease) in accrued loss contract	23,750	638,850
Increase (Decrease) in trade accounts payable and accrued liabilities	(714,673)	(90,919)
Net cash provided by/(used in) operating activities	(1,335,045)	(1,024,065)

Investing activities
Proceeds from sale of truck	18,500	0
Net cash provided by investing activities	18,500	0

Financing activities
Proceeds from issuance of common stock, net of placement costs	0	1,245,000
Proceeds from issuance of preferred stock	1,500,000	0
Stock offering costs paid	(100,000)	0
Borrowings on line of credit	0	270,000
Payments on debt	(27,674)	(8,705)
Net cash provided by financing activities	1,372,326	1,506,295

Increase/(decrease) in cash	55,781	482,230

Cash - beginning of period	297,385	78,253

Cash - end of period	$353,166	$560,483

Supplemental Information:
Income Taxes Paid/(Tax credits received)	$1,515	$(103,471)
Interest Paid	$3,409	$1,402
Non-cash investing and financing activities:
Warrant derivative liability incurred with preferred stock offering	$3,020,526	$0
Issuance of warrants with Preferred stock	$(2,868,750)	$0
Additional warrants issued for anti-dilution clause	$(151,776)	$0
Stock issued for accounts payable and accrued expenses	$110,000	$157,903
Application of deferred debt discount	$0	$270,000
Warrants issued for prepaid rent	$0	$746,332
Payment of accrued dividend with common stock	$22,881	$0
Transfer of property for accounts payable	$6,000	$0

ARISTA POWER, INC.

Statement of Stockholders’ (Deficit)
(Unaudited)

	Number of Shares		Par Value		Additional Paid-In	Accumulated	Total Stockholders'
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit
Balance, December 31, 2013	17,993,694	0	$35,987	$0	$25,330,474	$(27,034,691)	$(1,668,230)
Issuance of convertible preferred stock for cash		1,500		3	1,499,997		1,500,000
Stock offering costs					(100,000)		(100,000)
Issuance of warrants with private placement					(2,868,750)		(2,868,750)
Issuance of common stock and warrants for antidilution clause	1,255,000		2,510		(154,286)		(151,776)
Issuance of shares for legal services	440,000		880		109,120		110,000
Conversion of Preferred shares to Common Shares	560,237	(85)	1,120		21,761		22,881
Stock options and stock compensation	10,000		20		171,121		171,141
Retirement of Shares	(366,667)		(733)		733		0
Declared Dividend on Preferred Shares					(86,557)		(86,557)
Net income for nine months						1,599,522	1,599,522
Balance, September 30, 2014	19,892,264	1,415	$39,784	$3	$23,923,613	$(25,435,169)	$(1,471,769)

ARISTA POWER, INC.

Notes to the Financial Statements

Nine-Month Period ended September 30, 2014

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

The Company is a developer, integrator, and supplier of custom-designed power management systems, and a supplier, designer and installer of solar energy systems.  The Company’s patented Power on Demand system utilizes inputs from multiple energy sources including solar, wind, fuel cells, generators, and/or the grid, in conjunction with a custom-designed battery storage system and a proprietary smart monitoring technology that releases energy at optimal times to reduce electricity costs for large energy users. The Company also designs, sells and installs residential and commercial solar PV systems.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year.  These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business, based upon invoiced amounts, net of any allowance for doubtful accounts.  We evaluate accounts receivable quarterly on a specific account basis to determine the need to an allowance for doubtful account reserve.  As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

Inventory

Inventory consists primarily of parts and subassemblies for Power on Demand systems, solar photovoltaic (“PV”) systems, and is stated at the lower of cost or market value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The inventory as of September 30, 2014 consisted of raw materials amounting to $346,014 and work-in-process amounting to $150,299.  Inventory is reviewed quarterly to determine the need for an excess and obsolete inventory reserve.  As of September 30, 2014 and December 31, 2013, no reserve was necessary.

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

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. For the three and nine months ended September 30, 2013, trademark costs totaling $0 and $3,396, respectfully relating to the Company’s WindTamer® trademark were impaired, while no intangible assets were impaired for the three and nine months ended September 30, 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset, including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   For the three and nine months ended September 30, 2014 and 2013, no assets were impaired.

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

At September 30, 2014, the Company had costs of uncompleted contracts in excess of related billings totaling $296,008 ($0 as of September 30, 2013). This amount was netted with the accrued loss contract on the Company’s balance sheet.

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

As of September 30, 2014, 1,415 shares of our Series A Convertible Preferred Stock, convertible into 7,075,000 shares of common stock, 2,455,191 stock options and 18,292,916 warrants were outstanding which, upon exercise, could dilute future earnings per share. Diluted Weighted Average Shares reflect the Company’s total weighted average shares outstanding during the period, which includes the conversion of the Series A Convertible Preferred Stock as well as any stock options or warrants in which the exercise price is below the Company’s stock trading price, less the stock that can be repurchased with funds received from such exercise.

Note 2 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development and operations and has incurred a cumulative net loss of $25,435,169 as of September 30, 2014.  The recurring losses from operations and current liquidity raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.

Note 3 – Debt

On September 4, 2012, the Company entered into an unsecured loan agreement with TMK-ENT, Inc. that provided for a $500,000 working capital revolving line of credit.  Advances under the line of credit bear interest at 10% per year, payable annually. On November 13, 2012, the Company amended its loan agreement to increase the revolving line of credit from $500,000 to $750,000, and on December 21, 2012 amended its loan agreement to increase the revolving credit from $750,000 to $1,250,000.  The note matures on December 21, 2014. Borrowings under the line of credit amount to $1,018,500 as of September 30, 2014 and December 31, 2013. In conjunction with the line of credit facility, the Company issued 1,250,000 warrants to purchase the Company’s common stock at varying prices from $1.38 to $1.62 per share. The warrants vested one year from issuance and have a ten year term. The fair market value of the warrants at grant date was determined utilizing the Black Scholes option pricing model and amounted to $1,839,250. The difference between the fair market value of the warrants and draws on the line of credit is $820,750 as of September 30, 2014 and December 31, 2013, which is recorded as deferred debt discount.  The deferred debt discount will be recognized and recorded as debt discount as the Company continues to borrow against the line of credit. Debt discount costs will be recognized as the Company draws down the available line of credit, and will be amortized over the remaining term of the loan. As a result of the amortization of the debt discount, the Company expensed $256,254 and $441,228, respectively, for the nine months ended September 30, 2014 and 2013 and $85,732 and $86,674 for the three months ended September 30, 2014 and 2013.

Annual maturities of debt are as follows:

2014 (includes TMK-ENT, Inc. line of credit repayment)	$1,018,777

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

On March 31, 2014, in conjunction with the full ratchet and anti-dilution provisions of the July and August 2013 private placement of common stock, shareholders were awarded an additional 1,255,000 shares of common stock and 612,000 warrants to purchase common stock for $0.25 per share, and the exercise price for the 3,060,000 warrants outstanding that were associated with this transaction were reduced from $0.30 to $0.25 per share.

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

For the three and nine months ended September 30, 2014, the Company recorded compensation costs for options and warrants of $59,147 and $171,141 respectively, as compared to $111,114 and $650,505 for the nine and three months ended September 30, 2013. For the nine months ended September 30, 2013, compensation costs relating to the issuance of options and warrants amounted to $539,926 and the Company recorded an expense of $110,579 associated with the repricing of options and warrants held by a former consultant/outside counsel who is now an employee of the Company, while for the nine months ended September 30, 2014, there was no expense associated with the repricing of options or warrants.

The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model.  Prior to the fourth quarter of 2009, there was not a public market for the Company shares.  Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.  Beginning in the fourth quarter of 2009, the quoted price for the Company’s shares on the OTCBB or the OTCQB, as applicable, was used to value the underlying shares.  Expected volatility is based upon a weighted average historical volatility of peer companies operating in a similar industry.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.  The following weighted-average assumptions were utilized in the fair value calculations for options granted:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Expected dividend yield	0%	0%
Expected stock price volatility	112%	105-108%
Risk-free interest rate	3.63%	2.68-3.44%
Expected life of options	.14-9.78 years	.4-9.9 years

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,386,108	$.61
Options granted during 2014	1,365,000	$.19	9.8 years	$
Options cancelled or expired during 2014	(295,917)	$.56
Outstanding at September 30, 2014	2,455,191	$.34	8.7 years		$0
Exercisable at September 30, 2014	725,191	$.60	6.7 years		$0

For the nine and three months ended September 30, 2014, the Company recorded compensation costs for options granted under the plan of $139,010 and $45,553, as compared to $190,861 and $20,800 for the nine and three months ended September 30, 2013. Stock option grants amounted to 1,365,000 for the nine months ended September 30, 2014 (1,655,208 for the nine months ended September 30, 2013) while 251,250 options vested during that period (166,858 options vested for the nine months ended September 30, 2013). There were 295,917 options cancelled or expired for the nine months ended September 30, 2014, while 23,000 options were cancelled for the nine months ended September 30, 2013. No options were exercised for the nine months ended September 30, 2014 or September 30, 2013.

The weighted average fair value of options granted during the nine months ended September 30, 2014 was $0.19 per share, compared to $0.45 per share for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, the Company recorded expenses totaling $13,575 associated with the repricing of 25,000 options awarded to a former consultant/outside counsel who is now an employee of the Company. No such expense was recorded for the nine months ended September 30, 2014.

On December 13, 2010, the Board of Directors approved a restricted stock grant award to certain employees in lieu of future salary cash payments.  The employees forfeited salary over a twelve-week period to purchase common shares, which were valued at fair market value as of the date of grant.  The Compensation Committee of the Company’s Board of Directors have approved a change in the vesting date for restricted stock held by certain employees from April 1, 2011 to April 1, 2015. A total of 55,969 shares vested on April 1, 2011, and 118,378 shares remain outstanding and are scheduled to vest on April 1, 2015.

On March 31, 2014, Adeeb Saba was named Chief Operating Officer and the Company awarded him 250,000 shares of restricted common stock pursuant to the Company’s 2008 Equity Incentive Plan, which will vest one half each on the first and second anniversary of the award. Compensation costs associated with this award amount to $72,500 and will be recognized over the vesting period of the stock. On May 28, 2014, the Company awarded an employee 100,000 shares of restricted common stock pursuant to the Company’s 2008 Equity Incentive Plan, which will vest one half each on March 31, 2015 and March 31, 2016. Compensation costs associated with this award amount to $15,000 and will be recognized over the vesting period of the stock. On June 16, 2014, Stephen Brown was named as the acting Chief Financial Officer and the Company awarded him 50,000 shares of restricted common stock pursuant to the Company’s 2008 Equity Incentive Plan, of which 10,000 shares vested immediately and the remaining 40,000 shares shall vest on December 16, 2014. Compensation costs associated with this award amount to $9,000 and will be recognized over the vesting period of the stock.

The following table summarizes the status of the Company’s restricted common stock awards:

Restricted Shares	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Non-vested at September 30, 2014	118,378	$2.80
Awarded during 2014	400,000	$.23
Cancelled or expired	(138,296)	$.36
Non-vested at September 30, 2014	380,082	$.39

The compensation expense related to these grants were $30,026 for the nine months ended September 30, 2014. There was no expense for the nine months ended September 30, 2013.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Expected dividend yield	0%	0%
Expected stock price volatility	134%	93-98%
Risk-free interest rate	1.73-1.75%	.14–2.60%
Expected life of warrants	4.1-8.8 years	35-9.3 years

The following table summarizes the status of the Company’s warrants granted:

	Number of Shares Remaining Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	7,671,267	$1.51
Warrants granted during 2014	11,862,000	$.25
Warrants expired during 2014	(1,240,351)	$.50
Outstanding at September 30,2014	18,292,916	$.78	5.1 years	$0
Exercisable at September 30,2014	18,139,250	$.75	5.4 years	$0

The weighted average fair value of warrants issued during the nine months ended September 30, 2014 and 2013 was $.25 and $.41, respectively.  During the nine months ended September 30, 2014, 11,878,000 warrants vested (4,302,625 vested for the nine months ended September 30, 2013), and 1,240,351 warrants expired. No warrants expired for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, respectively, the Company recorded compensation costs of $4,962 and $349,065 for warrants issued to a former consultant/outside counsel (now an employee) of the Company.  The warrants have a ten year life, a $1.20 exercise price, and vest from nine months to three years from grant date.

For the nine months ended September 30, 2013, the Company recorded expenses totaling $62,623 associated with the repricing of 423,125 outstanding warrants awarded to a former consultant/outside counsel who is now an employee of the Company.  No such expense was recorded for the nine months ended September 30, 2014.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Expected dividend yield	0%	0%
Expected stock price volatility	142-148%	90-172%
Risk-free interest rate	1.62-178%	.08-1.41%
Expected life of warrants	2.9-4.5 years	.35-4.84 years
Number of warrants	14,922,000	4,300,351
Fair value of warrants	$556,070	$1,232,676

The fair value of these warrant liabilities was $556,070 at September 30, 2014. The change in fair value for the nine months ended September 30, 2014 was $3,240,052 and is reported in our statement of operations as an unrealized gain on the change in fair value of the derivative liabilities. For the nine months ended September 30, 2013, we recorded an unrealized loss on the change in fair value of the derivative liabilities totaling $218,968. The fair value of the derivative liabilities are re-measured at the end of every reporting period and upon the exercise of the warrant.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2014:

		Fair Value Measurements at September 30, 2014
	Total Carrying Value at September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$556,070	$-	$-	$556,070

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Nine Months Ended September 30, 2014
Beginning balance January 1, 2014	$775,596
Issuance of derivative financial instruments in 2014	3,020,526
Net unrealized (gain) loss on derivative financial instruments	(3,240,052)
Ending balance as of September 30, 2014	$556,070

Note 8- Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the "FASB" issued ASU 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-12 Compensation - Stock Compensation ("ASU 2014-12"). ASU2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.

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

Company Overview

During 2013, we continued our product development, with most of such efforts directed at our Power on Demand system and Mobile Renewable Power Station. We continued further development and product enhancement on our products in 2014, primarily our Power on Demand system, and expect to continue to do so during the remainder of 2014 and 2015. In 2013 and 2014, we continued to sell solar PV systems to residential and commercial customers and also perform development services for the U.S. Army.

In May 2013, we entered into an Agreement with City Lights at Queens Landing, Inc. pursuant to which City Lights has agreed to purchase a Power on Demand system for installation and use at City Lights’ 43-story, 525-unit, cooperative building located in Long Island City, New York. The City Lights Building is managed by Rose Associates, Inc., a New York-based full service real estate firm. Separately, City Lights intends to purchase and has installed a combined heating and power co-generation system at the City Lights Building. The Power on Demand system will consist of a micro-grid that will include the integration of the newly installed solar PV, the newly installed CHP co-generation system, energy storage and power distribution.  This represents the Company’s first sale of a Power on Demand system to be installed in the New York City area.  We expect the Power on Demand system to be installed in the first quarter of 2015. We continue to market the Power on Demand system, primarily in the New York City market.

Since 2012, we have been awarded $1.8 million in U.S. Army contracts to be the prime contractor to complete Phase One and Phase Two activities to develop an Intelligent Micro-Grid for the Renewable Energy for Distributed Under-Supplied Command Environments (“REDUCE”) program under the guidance of the U.S. Army Communications-Electronics Research, Development and Engineering Center. In the latter half of September 2012, we completed Phase One activities. Work commenced on Phase Two late in 2012, which was completed in the second quarter of 2014. In September 2013, the Company was awarded a single vendor contract valued at $625,000 to continue development under this contract, which followed the completion of Phase Two beginning in the second quarter of 2014. The Company believes that the micro-grid that it is developing for the U.S. Army will complement the development of the products that it will sell to commercial, military and governmental customers.

In November 2013, we partnered with EaglePicher Technologies by integrating the EPT’s Power Pyramid™ system into the Power on Demand system to be installed at the City Lights building in Long Island City, NY.

Results of Operations

Results of Operations for Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013.

Revenues

During the quarter ended September 30, 2014, we reported revenues of $250,000 as compared with revenues of $579,000 for the quarter ending September 30, 2013.  The decrease in sales is due to the increased sales and marketing efforts on our Power on Demand products which typically have a larger sales cycle than our solar products. We have received deposits from customers for solar PV systems totaling approximately $19,000 as of September 30, 2014. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSERDA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

Gross Margin (loss)

For the quarter ended September 30, 2014, gross margin amounted to a loss of $173,000 as compared to a loss of $640,000 for the quarter ended September 30, 2013.  The gross loss resulted from the recognition of an expected loss relating to the Power on Demand installation expected to be commissioned in the first quarter of 2015. The gross margin on other projects continue to be small due to the costs associated with maintaining an operations staff, responsible for not only solar products and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day–to-day operations. Gross margin improved mostly due to the recognition of the majority of the expected loss in 2013 and to a lesser extent to the reduction of staff in 2014. We recognized an additional expense of $200,000 for the loss on the Power on Demand project in the third quarter of 2014.

Research and Development

Research and development costs for the quarter ended September 30, 2014 totaled $0 as compared to $64,000 for the quarter ended September 30, 2013. These costs have ceased due to the staff reductions.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $341,000 for the quarter ended September 30, 2014, as compared to $463,000 for the quarter ended September 30, 2013.  The decrease over the prior year was related primarily to the reduced salary and headcount related expenses as compared to 2013.

Depreciation and Amortization

Depreciation and amortization charges were $9,000 for the quarter ended September 30, 2014, compared to $15,000 during the quarter ended September 30, 2013 due to a lower depreciable asset base in 2014.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2014 was $112,000, as compared to an expense of $112,000 for the quarter ended September 30, 2013.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013 and in the first quarter of 2014. In June 2014 the advisory agreement with Sunrise Financial Group was terminated and its accompanying warrants were cancelled. The warrants do not have a fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for the third quarter of 2014 of $1,150,000, as compared to $238,000 for the quarter ended September 30, 2013.

The Company made no tax payments during the quarters ending September 30, 2014 and 2013.

Net Income/(Loss)

We reported net income of $524,000 for the quarter ended September 30, 2014 and a net loss of $1,042,000 for the quarter ended September 30, 2013.  Operating losses of amounted to $514,000 and $1,168,000 for the quarter ended September 30, 2014 and 2013 respectively due to decreased operating expenses for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013. Increases in net income for the three months ended September 30, 2014 compared to the quarter ended September 30, 2013 were due to recording an unrealized gain of $1,150,000 on the change in fair value of derivative liabilities for the quarter ended September 30, 2014, as compared to an unrealized gain of $238,000 for the quarter ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013.

Revenues

During the nine months ended September 30, 2014, we reported revenues of $542,000 as compared with revenues of $1,016,000 for the nine months ending September 30, 2013.  The decrease in sales is due to the increased sales and marketing efforts to market our Power on Demand products which typically have a larger sales cycle than our solar products. We have received deposits from customers for solar PV systems totaling approximately $19,000 as of September 30, 2014. We expect to realize sales associated with these deposits during the next several quarters, as we obtain permits and zoning approvals from customers’ town officials and NYSERDA for solar PV installations, complete site assessments, and complete installations and inter-connection agreements, although there can be no assurance that we will be able to meet this schedule.

Gross Margin/Loss

For the nine months ended September 30, 2014, gross margin amounted to a loss of $112,000 as compared to a loss of $725,000 for the nine months ended September 30, 2013.  The gross loss resulted from the recognition of an expected loss relating to the Power on Demand installation expected to be commissioned in the first quarter of 2015. The gross margin on other projects continue to be small due to the costs associated with maintaining an operations staff, responsible for not only solar products and Power on Demand systems, but also for troubleshooting customer issues, inventory management, and maintaining day-to-day operations. Gross margin improved mostly due to the recognition of the majority of the expected loss in 2013 and to a lesser extent to the reduction of staff in 2014. We also recognized an additional expense of $200,000 for the loss on the Power on Demand project in 2014.

Research and Development

Research and development costs for the nine months ended September 30, 2014 totaled $0 as compared to $320,000 for the nine months ended September 30, 2013. This decrease results from lower salaries due to reduced headcount.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $1,190,000 for the nine months ended September 30, 2014, as compared to $1,829,000 for the nine months ended September 30, 2013.  The decrease over the prior year was related primarily to reduced salary and headcount related expenses partially offset by higher consulting and legal expense in 2014 as compared to 2013.

Depreciation and Amortization

Depreciation and amortization charges were $33,000 for the nine months ended September 30, 2014, compared to $49,000 during the nine months ended September 30, 2013 due to a lower depreciable asset base in 2014.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2014 was $336,000, as compared to an expense of $518,000 for the nine months ended September 30, 2013. The decrease is due to the amortization of deferred debt discount relating to the Company’s line of credit over an extended period as of September 30, 2014 due to the deferral of the loan due date in May 2013 to December 2014 from December 2013.

In 2013, we recorded derivative liabilities associated with the issuance of warrants for (1) a lease modification with our existing landlord, (2) an advisory agreement with Sunrise Financial Group, LLC and (3) in conjunction with our private placement funding which occurred during the third quarter of 2013 and in the first quarter of 2014. In June 2014 the advisory agreement with Sunrise Financial Group was terminated and its accompanying warrants were cancelled. The warrants do not have a fixed settlement provision because their exercise prices may be lowered if the Company issues securities at lower prices in the future. Accordingly, the Company revalues these derivative liabilities each quarter, and the financial statements reflect a gain on the revaluation of the derivative liabilities for the nine months ended September 30, 2014 of $3,240,000, as compared to $219,000 for the nine months ended September 30, 2013.

The Company paid $1,500 in tax payments during the nine months ending September 30, 2014 and received a net tax credit of $103,000 in the nine months ended September 30, 2013.

Net Income (Loss)

We reported net income of $1,600,000 for the nine months ended September 30, 2014 and a net loss of $3,070,000 for the nine months ended September 30, 2013.  Operating losses of amounted to $1,303,000 and $2,874,000 for the nine months ended September 30, 2014 and 2013, respectively, due to decreased operating expenses, mostly resulting from the reduction of our staff, as well as better gross margins for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  Increases in net income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were due to recording an unrealized gain of $3,240,000 on the change in fair value of derivative liabilities for the nine months ended September 30, 2014, as compared to $219,000 for the nine months ended September 30, 2013, as well as the improved net operating loss.

Liquidity and Capital Resources

As of September 30, 2014, our accumulated deficit totaled $25 million.

We had a working capital deficit of approximately $1,098,000 as of September 30, 2014 as compared to working capital deficit of $1,157,000 as of December 31, 2013. The decrease in working capital relates to the operating loss for the nine months ended September 30, 2014 offset by the proceeds received from the March 2014 private placement which provided the company working capital of $1.4 million.

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

Operating Activities

Our operating activities used net cash of $1,335,000 for the nine months ended September 30, 2014, as compared to $1,024,000 for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, cash used in operations resulted from net income of $1,600,000, offset by non-cash adjustments which consist of an increase of $3,240,000 gain in fair value of derivative liabilities and reduced by $651,000 consisting primarily of $171,000 of stock based compensation, the amortization of debt discount of $256,000, and $171,000 from the issuance of warrants for services. Net changes to working capital amounted to negative $340,000 and were primarily due to payments of accounts payable and accrued liabilities. For the nine months ended September 30, 2013, cash used in operations resulted from a net loss of $3,070,000 reduced by non-cash expenses of $1,815,000 consisting primarily of $651,000 of stock based compensation, stock and warrants issued for rent and services of $230,000 and the amortization of debt discount of $441,000.  Net changes to working capital for the nine months ended September 30, 2103 amounted to $231,000 due primarily to decreases in trade accounts receivable and increases in customer deposits offset by decreases in accounts payable and accrued expenses.

Investing Activities

The Company received $18,500 from a sale of a truck for the nine months ended September 30, 2014 and did not utilize any funds for investing activities for the nine months ended September 30, 2013.

Financing Activities

Our financing activities provided $1,391,000 and $1,506,000 for the nine months ended September 30, 2014 and 2013, respectively. In 2014, the Company raised $1,500,000 in the sale of convertible preferred stock, with offering costs amounting to $100,000.  For the nine months ended September 30, 2013, the Company raised $1,245,000 of net proceeds from issuance of common stock and drew $270,000 from its line of credit. Repayments on long term debt were $28,000 and $9,000, respectively for the nine months ended September 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies

As of September 30, 2014, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 with the Securities and Exchange Commission.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the "FASB" issued ASU 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-12 Compensation - Stock Compensation ("ASU 2014-12"). ASU2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

On March 31, 2014, in conjunction with the full ratchet and anti-dilution provisions of the July and August 2013 private placement of common stock, shareholders were awarded an additional 1,255,000 shares of common stock and 612,000 warrants to purchase common stock for $0.25 per share, and the price for the 3,060,000 warrants outstanding that were associated with this transaction were reset from $0.30 to $0.25 per share.

We registered the resale of the securities sold in the March 31, 2014 private placement pursuant to a registration statement on Form S-1 that was filed with the Securities and Exchange Commission on April 30, 2014 and was declared effective on May 13, 2014.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

Item 6.

(a)	Exhibits:

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Acting Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Acting Chief Financial Officer, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISTA POWER, INC.

November 14, 2014
	By:	/s/ William A. Schmitz
William A. Schmitz
President and Chief Executive Officer

	By:	/s/ Stephen Brown
Stephen Brown
Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

